Form 10QSB
period 2001-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2001-10-29
CIK 1128383

PART F/S

Financial Statements. The following financial statements are attached to this report and filed as a part thereof.








                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2001



                           TABLE OF CONTENTS


                                                             PAGE NO.

Item 1:  FINANCIAL STATEMENTS

       Balance Sheet (unaudited)                                2-3

       Statement of Operations (unaudited)                      4-5

       Statement of Cash Flows (unaudited)                      6-7

       Notes to Financial Statements                            8-9

Item 2:  Plan of Operation                                     10-13






                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2001
                              BALANCE SHEET


                                  ASSETS


CURRENT ASSETS
       Cash                                                $     397
       Fair Market Value of Services (Salary)                  2,734
       Maintenance of Horses, Materials and
         Outside Services                                        720
       SEC Accounting                                          6,200
       Thoroughbred Mare                                      66,080
       Thoroughbred Weanling                                  10,000
                                                           -----------
                                                           $  86,131
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                              450

LONG TERM LIABILITIES
     Notes Payable                               6,920
        Operations Manager     2,220
        Principal Officer      4,700
                               -----
                                                            $  7,370
                                                           ==========
STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       5,000 shares issued and
         outstanding                                 5
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        89,000 shares issued and
          outstanding                               89
     Salary - by common stock (500 shares)
        Fair Market Value                        2,734







                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2001
                              BALANCE SHEET




BALANCE SHEET CONTINUED:

     Paid in capital in excess of
       par value of stock                       75,986
     Deficit accumulated during
       development stage                           (53)
                                             -----------

TOTAL STOCKHOLDERS' EQUITY                                  $ 78,761
                                                            ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 86,131
                                                            ==========






























                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING SEPTEMBER 30, 2001



                                     SEPT 30, 2001       SEPT 30, 2000
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734                  0
  General                                      720                  0
     Broodmare
        Pasture              $ 300
        Supplemental Feed       35
        Veterinarian/Ferrier    50
                             ------
     Weanling
        Pasture              $ 225
        Supplemental Feed       35
        Veterinarian/Ferrier    75
                             ------

  SEC Audited Accounting             $       6,650                  0
                                          ---------      ------------
TOTAL EXPENSES                       $      10,104                  0
                                      -------------       -----------
NET (LOSS)                           $     (10,104)      $          0
                                     ==============     =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .09)     $        ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                    89,500             89,000
                                    ===============     ==============







                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING SEPTEMBER 30, 2001


                                    SEPT 30, 2001         SEPT 30, 2000
                                    --------------        -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                          ($  10,104)         $        0
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services
            (500 shares/common stock)
             by Operations Manager           2,734                   0

     Notes Payable                           6,920
        Operations Manager     2,220
        Principal Officer      4,700
                               -----
    Increase in paid in capital
       for payment of expenses
       by stockholders                           0                    0
  Changes in operating
    assets and liabilities:
      Accounts payable                         450                    0
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $       7,317           $        0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                    0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT SEPT 30, 2001      $        (53)           $       0
                                        ===========         ===========



                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2001


                                       SEPT 30, 2001     SEPT 30, 2000
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    ( 10,104)          $       0
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of services
            (500 shares/common stock)
             by operations manager          2,734                   0

    Increase in paid in capital
       for payment of expenses
       by stockholders                          0                   0

  Changes in operating
    assets and liabilities:
      Accounts payable                        450                   0
                                    -------------          -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR               7,317

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT SEPT 30, 2001
                                     $        (53)           $      0
                                    ==============         ============







                         See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2001


                                       SEPT 30, 2001     SEPT 30, 2000
                                    ------------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

   Fair market value of services
     (500 shares/common stock)
      by operations manager                $  2,734           $      0

   Fair market value of services
    donated by stockholder                $       0           $      0
                                          =========           ========

   Increase in paid in capital
    for payment of expenses
    paid by stockholders                  $       0           $      0
                                          =========           =========


















                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2001


NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

Horses Owned

Thoroughbred Mare
Thoroughbred Weanling

The following tables indicate the number of horses sold by the sire of the thoroughbred mare and thoroughbred filly and also indicates the average price upon which these horses were sold. These figures were obtained from the "BloodHorse Magazine" which keeps record of all horses sold at auctions within the United States. The Company uses a three-year average sales price in obtaining the asset value of the Company's horses.

If the number of horses sold is less than ten (10) and the stallion stud fee is less than $5,000, the value will be four times the stallion's stud fee. This is an average value as an industry standard. The weanling value is $10,000.

Sire of the Broodmare
    "Misawaki"

1998- # of Broodmares sold (23) - average price - $51,904
1999- # of Broodmares sold (22) - average price - $66,557
2000- # of Broodmares sold (23) - average price - $81,578

Sire of the Thoroughbred Weanling
    "Half-Term"

1997- # of Weanlings sold (1)   - average price - $ 6,000
1998- # of Weanlings sold (1)   - average price - $ 2,500
1999- # of Weanlings sold (0)   - average price - $
2000- # of Weanlings sold (1) -   average price - $ 5,000

Adjustments by the Company as to the value of the Company's horses, depends upon the health, conformation, breeding, performance and the producing of performance by the horses.

                           See Accompanying Notes
PAGE 8

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2001


NOTE 1:  (CONTINUED)

The thoroughbred mare was donated by a Church to the principle stockholders of the Company, who in turn, transferred it to the Company founders' stock. In accordance with generally accepted accounting principles, the horse would be recorded at the transferor's historical cost basis, which is zero.

Filly - unnamed. The cost of the filly would be recorded at zero. The filly was born on February 5, 2001 out of "Ms. Walkin".

Since this historical cost basis does not depict the true value of the horses, the Company has made adjustments, depicted in the table above, to determine the fair asset value of the horses. The fair asset value will be adjusted as to the material effect on the Company's financial position, such as health, conformation, breeding, performance and the producing of performance by the horses.

Note 2     PREFERRED STOCK

No special rights or preferences have been assigned to the preferred stock.

NOTE 3    GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage of breeding, training, and racing horses and needs additional capital to maintain its present development program. If the breeding and training of the horses is not successful and/or the Company does not obtain additional working capital, there is a possibility that the Company's development plans might be curtailed. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans to eliminate the going concern situation include, but are not limited to, raising additional working capital through a public or private stock issuance. Management believes there are also various lenders that would be willing to finance the cost of breeding and foaling the horses.




                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2001


Note 4:  FINANCIAL STATEMENT OF AN INACTIVE REGISTRANT

Under Statute 210.3-11, the Company does not need to provide an audited or reviewed quarterly report.

Reg. Statutes 210.3-11
     (a) Gross Receipts from all sources for the fiscal year are not in excess of $100,000;

     (b) The registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock;

     (c) Expenditures for all purposes for the fiscal year are not in excess of $100,000;

     (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

     (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE
In the minutes of the Company, the Company's officers and directors and operations manager would pay the expenses of the Company up until June 30, 2001. After June 30, 2001, the Company would reimburse the officers and directors and operations manager for their direct expenses paid into the Company.

The payback of the long-term liabilities will be within a five-year period with a simple yearly interest rate of 5% on any outstanding balance.

Note 6:  SALARY - BY COMMON STOCK
In the corporate minutes the salary paid to the operations manager would be 500 shares of common stock per quarter (2000 shares annually) beginning July 1, 2001.





                           See Accompanying Notes

                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                                          FOR PERIOD ENDING SEPTEMBER 30, 2001

Item II:   Plan of Operation

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risks Relating to Company's Business Form 10SB on file with the Securities and Exchange Commission." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-QSB to be filed in 2001. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statement or reflect events or circumstances after the date of this document.

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

Result of Operation

The Company has achieved one of its main objectives last year to June 2001. The Company in its first and only breeding has produced a filly with the Company's Proprietary "Power Genetic" numbers. The filly is predicted to be able to race at a high level of thoroughbred racing and potentially to obtain earnings of over $100,000 in the filly's racing career. (See Form 10SB, Plan of Operation on file with the Security and Exchange Commission.)

The other main objective for this coming year to June 30, 2002 would be the filing of the Company's 10SB with the registration of the Company's securities. Nevada Classic Thoroughbreds, Inc. is a voluntary reporting Company with the corresponding rights and obligations to its shareholders and to the public. The Company feels that a fair evaluation of the Company's potential by the public will enable the Company to sell its securities in the open market and provide stable financing for the future of the Company. The Company is pleased that shareholders who hold the Company's securities originally issued in 1994, may have an opportunity in the future to buy and sell the Company's securities on the public market.

                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2001

Nevada Classic Thoroughbreds, Inc. has been inactive during the quarter of July 1, 2001 through September 30, 2001. The cost of filing the 10SB resulted in $6,700 of the Company's total $7,420 cost of
operation.   It is anticipated that the $6,700 will be a yearly cost to the Company in producing its annual audited financial statement.

Financial Condition and Liquidity

The $720 is the actual operating expenses during this quarter, excluding the $6,700 10SB filing expenses. The Company expects to remain inactive until such time as the Company can obtain capital from either a private placement of the Company's securities or through the public marketing of the Company's securities. Nevada Classic Thoroughbreds, Inc. can be easily financed by its officers and directors and operations manager until such time as the thoroughbred filly can be raced or until such time as a future breeding of the thoroughbred mare takes place, or until next year's 2002 annual audited report is due.

                          PART II - OTHER INFORMATION


Item I:  Legal Proceedings
                None

Item 2:  Changes in Securities
                None

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K
               None


                                   PART II - 3

None



                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2001




                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, and the Financial Statements of an
Inactive Registrant, Regulation Section 210-3-11.   The Registrant has
duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  October 18, 2001             By:  /s/Carol A. Bushman
                                     ----------------------------------
                                     Carol A. Bushman
                                     Chief Accounting Officer


                                     By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President


















                           See Accompanying Notes