Form 10QSB
period 2001-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2002-02-13
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2001

                Commission file number: 000-32235



                   NEVADA CLASSIC THOROUGHBREDS, INC.
              (Name of small business issuer in its charter)


       NEVADA                                      86-1007952
-----------------------                           ----------------
State of other jurisdiction           (IRS Employer Identification No.)
of incorporation or organization)


1649 E. Hackamore Street, Mesa, AZ  85203
-------------------------------------------
(Address of principal executive offices)

(480) 890-0678
--------------------------
Issuer's telephone number

None
---------------------
(Former name, former address and former fiscal year, if changed since last report)








                           PART F/S

Financial Statements. The following financial statements are attached to this report and filed as a part thereof.








                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2001



                           TABLE OF CONTENTS


                                                             PAGE NO.

Item 1:  FINANCIAL STATEMENTS

       Balance Sheet (unaudited)                                3-4

       Statement of Operations (unaudited)                      5-6

       Statement of Cash Flows (unaudited)                      7-8

       Notes to Financial Statements                            9-10

Item 2:  Plan of Operation                                     11-14








Page 2


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2001
                              BALANCE SHEET

                                  ASSETS


CURRENT ASSETS
       Cash                                                $       0
       Marketing                                                 415
       Thoroughbred Mare                                      66,080
       Thoroughbred Weanling                                  10,000


LONG TERM ASSETS
       Accumulative Corporate Accounting                       6,650
       Corporate Administration                                  180
       Accumulative Fair Market
         Value of Services (Salary)                            5,468
       Maintenance of Horses, Materials and
         Outside Services                                      1,385
                                                           -----------
                                                           $  90,178
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                      $     250

LONG TERM LIABILITIES                           11,141
     Notes Payable
        Operations Manager     6,185
        Principal Officer      4,956

     Salary - by common stock (500 shares)       2,734
        Fair Market Value (2,734 quarterly)     -------
                                                13,875

                                                            $  14,125
                                                           ==========
STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       5,000 shares issued and
         outstanding                                 5
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        89,500 shares issued and
          outstanding                               90

                           See Accompanying Notes
PAGE 3


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2001
                              BALANCE SHEET




BALANCE SHEET CONTINUED:

     Paid in capital in excess of
       par value of stock                       75,986
     Deficit Accumulated during
       development stage                           (28)
                                             -----------

TOTAL STOCKHOLDERS' EQUITY                                  $ 76,081
                                                            ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 90,178
                                                            ==========































                           See Accompanying Notes

PAGE 4


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING DECEMBER 31, 2001



                                     DEC 31, 2001        DEC 31, 2000
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,914                  0
  Marketing                                    415                  0
  General                                      664                  0
     Broodmare
        Pasture              $ 300
        Supplemental Feed       45
        Veterinarian/Ferrier    25
                             ------
                               370
     Weanling
        Pasture              $ 225
        Supplemental Feed       44
        Veterinarian/Ferrier    25
                             ------
                               294

  SEC Accounting                     $         200                  0
                                          ---------      ------------
TOTAL EXPENSES                       $       4,193                  0
                                      -------------       -----------
NET (LOSS)                           $      (4,193)      $          0
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .05)     $        ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                    90,000             89,000
                                    ===============     ==============






                                See Accompanying Notes
PAGE 5


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING DECEMBER 31, 2001


                                     DEC 31, 2001         DEC 31, 2000
                                    --------------        -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                             ($4,193 )         $        0
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services
            (500 shares/common stock)
             by Operations Manager           2,734                   0

     Notes Payable                           1,459
        Operations Manager     1,203
        Principal Officer        256
                               -----
    Increase in paid in capital
       for payment of expenses
       by stockholders                           0                    0
  Changes in operating
    assets and liabilities:
      Accounts payable                         250                    0
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $       1,459           $        0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                    0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT DEC 31, 2001      $       (397)           $       0
                                        ===========         ===========



                                  See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31, 2001


                                       DEC 31, 2001       DEC 31, 2000
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $     ( 4,193)          $       0
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of services
            (500 shares/common stock)
             by operations manager          2,734                   0

    Increase in paid in capital
       for payment of expenses
       by stockholders                          0                   0

  Changes in operating
    assets and liabilities:
      Accounts payable                        250                   0
                                    -------------          -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR               4,193

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT DEC 31, 2001
                                     $       (397)           $      0
                                    ==============         ============





                                   See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31, 2001


                                       DEC 31, 2001       DEC 31, 2000
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
                                          =========           =========



















                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2001


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

                           See Accompanying Notes
PAGE 9

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2001


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




                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2001


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







                           See Accompanying Notes

                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                                          FOR PERIOD ENDING DECEMBER 31, 2001

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

The other objective the company has achieved for this year to June 30, 2002 is the filing of the Company's 10SB with the registration of the Company's securities. Nevada Classic Thoroughbreds, Inc. is a voluntary reporting Company with the corresponding rights and obligations to its shareholders and to the public. The Company feels that a fair evaluation of the Company's potential by the public will enable the Company to sell its securities in the open market and provide stable financing for the future of the Company. The Company is pleased that shareholders who hold the Company's securities originally issued in 1994, have the opportunity to buy and sell the Company's securities on the public market.

                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2001

Nevada Classic Thoroughbreds, Inc. has been inactive during the quarter of October 1, 2001 through December 31, 2001, as defined by Statutes 210.3-11.

Financial Condition and Liquidity

The Company expects to remain inactive until such time as the Company can obtain capital from either a private placement of the Company's securities or through the public marketing of the Company's securities. Nevada Classic Thoroughbreds, Inc. can be financed by its officers and directors and operations manager until such time as the thoroughbred filly can be raced.

Nevada Classic Thoroughbred, Inc. anticipates a 2002 breeding of its broodmare, Ms. Walkin to a stallion that meets the statistical probabilities that the company requires. The offspring is anticipated to earn over $100,000 in its racing career.

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

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K
               None


                                   PART II - 3

None





                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2001




                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, and the Financial Statements of an
Inactive Registrant, Regulation Section 210-3-11.   The Registrant has
duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  February 13, 2002             By:  /s/Carol A. Bushman
                                     ----------------------------------
                                     Carol A. Bushman
                                     Chief Accounting Officer


                                     By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President



















                           See Accompanying Notes