Form 10QSB
period 2002-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2002-05-14
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002

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








                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2002



                           TABLE OF CONTENTS


                                                             PAGE NO.

Item 1:  FINANCIAL STATEMENTS

       Balance Sheet (unaudited)                                3-4

       Statement of Operations (unaudited)                      5-6

       Statement of Cash Flows (unaudited)                      7-8

       Notes to Financial Statements                            9-11

Item 2:  Plan of Operation                                     12-14















Page 2


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2002
                              BALANCE SHEET

                                  ASSETS


CURRENT ASSETS
       Cash                                                $     299
       Marketing                                                 329
       Thoroughbred Mare (deceased March,2002)                     0
       Thoroughbred Yearling                                  20,000
                                                             -------
LONG TERM ASSETS
       Accumulative Corporate Accounting                       6,750
       Accumulative Corporate Administration                     380
       Accumulative Fair Market
         Value of Services (Salary)                            8,202
       Maintenance of Horses, Materials and
         Outside Services (Accumulative)                       2,056
                                                           -----------
                                                           $  38,016
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                      $     150

LONG TERM LIABILITIES                              126
     Notes Payable
        Miscellaneous       126

     Salary - by common stock (500 shares)       2,734
        Fair Market Value (2,734 quarterly)     -------
                                                 2,860

                                                            $   3,010
                                                            ==========
STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       5,000 shares issued and
         outstanding                                 5
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        89,000 shares issued and
          outstanding                               89

                           See Accompanying Notes
PAGE 3


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2002
                              BALANCE SHEET




BALANCE SHEET CONTINUED:

     Paid in capital in excess of
       par value of stock                       34,912
                                               -------

TOTAL STOCKHOLDERS' EQUITY                                  $ 35,006
                                                            ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 38,016
                                                            ==========

































                              See Accompanying Notes

PAGE 4

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING MARCH 31, 2002



                                     MAR 31, 2002        MAR 31, 2001
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  General & Administrative                   3,519                  0
  Marketing                                    329                  0
  General                                      714                  0
     Broodmare (deceased 3/02)
        Pasture              $ 300
        Supplemental Feed       45
        Veterinarian/Ferrier    25
                             ------
                               370
     Yearling
        Pasture              $ 225
        Supplemental Feed       44
        Veterinarian/Ferrier    75
                             ------
                               344

  SEC Accounting                     $         100                  0
                                     --------------      ------------
TOTAL EXPENSES                       $       4,662                  0
                                      -------------       -----------
NET (LOSS)                           $      (4,662)      $          0
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .05)     $        ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                    89,000             89,000
                                    ===============     ==============





                            See Accompanying Notes
PAGE 5


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING MARCH 31, 2002


                                     MAR 31, 2001         MAR 31, 2000
                                    --------------        -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                             ($4,662 )         $        0
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services
            (500 shares/common stock)
             by Operations Manager           2,734                    0

     Notes Payable
       Miscellaneous                           126

    Increase in paid in capital
       for payment of expenses
       by stockholders                       4,662                    0

  Changes in operating
    assets and liabilities:
      Accounts payable                         150                    0
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $         126           $        0

CASH PROVIDED BY ADDITIONAL PAID-IN
   CAPITAL BY OPERATIONS MGR &
   PRINCIPAL OFFICERS                        1,378                    0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                    0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31, 2002      $         299           $        0
                                        ===========         ===========

                              See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING MARCH 31, 2002


                                       MAR 31, 2002       MAR 31, 2001
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $     ( 4,662)          $       0
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of services
            (500 shares/common stock)
             by operations manager          2,734                   0

    Increase in paid in capital
       for payment of expenses
       by stockholders                      4,662                   0

  Changes in operating
    assets and liabilities:
      Accounts payable                        150                   0
                                    -------------          -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOW FROM ADDITIONAL PAID-IN CAPITAL
  BY THE OPERATIONS MANAGER &
  PRINCIPAL OFFICER                         4,662

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT MAR 31, 2002
                                     $        299           $       0
                                    ==============         ============

                                   See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING MARCH 31, 2002


                                       MAR 31, 2002       MAR 31, 2001
                                    ------------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

   Fair market value of services
     (500 shares/common stock)
      by operations manager                $  2,734           $      0

   Fair market value of services
    donated by stockholder                $       0           $      0
                                          =========           ========

   Increase in paid in capital
    for payment of expenses
    paid by stockholders                  $   4,662           $      0
                                          =========           =========





















                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2002


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

Horse Owned
Thoroughbred Yearling

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

If the number of horses sold is less than ten (10) and the stallion stud fee is less than $5,000, the value will be four times the stallion's stud fee. This is an average value as an industry standard. The Yearling value is $20,000.

Sire of the Thoroughbred Yearling
    "Half-Term"

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








                           See Accompanying Notes
PAGE 9

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2002


NOTE 1:  (CONTINUED)

The thoroughbred mare died March 2002.

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








                              See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2002


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






                           See Accompanying Notes

                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                                          FOR PERIOD ENDING MARCH 31, 2002

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

                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2002

Nevada Classic Thoroughbreds, Inc. has been inactive during the quarter of October 1, 2001 through March 31, 2002, as defined by Statutes
210.3-11.

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

The sudden and unexpected accidental death of the company's broodmare, Ms. Walking, which occurred in March 2002 in a routine pregnancy ultrasound by DVD, Dr. Lee Chapman, wherein Ms. Walkin suddenly reared up and accidentally fell back hitting her head and dying instantly. This accidental death has severely limited the company's ability to breed additional offspring. At the present time, the company may have to wait until the breeding of the yearling, which will take place in approximately 2004. The company at the present time will remain inactive until it has the capacity to raise and produce offspring of racing age which may not be until 2006.

                          PART II - OTHER INFORMATION


Item 1:  Legal Proceedings
                None

Item 2:  Changes in Securities
                None

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K
               None

                                   PART II - 3

None

                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2002




                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, and the Financial Statements of an
Inactive Registrant, Regulation Section 210-3-11.   The Registrant has
duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  May 13, 2002             By:  /s/Carol A. Bushman
                                     ----------------------------------
                                     Carol A. Bushman
                                     Chief Accounting Officer


                                     By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President



















                           See Accompanying Notes