Form 10KSB
period 2002-06-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2002-09-24
CIK 1128383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

_X_ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                                      For the fiscal year ended June
30, 2002

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                                     For the transition period from __
to ___

                                     Commission file number
_________________

                       Nevada Classic Thoroughbreds, Inc.
                (Name of small business issuer in its charter)

                Nevada                                     86-1007952
(State or other jurisdiction of                           (I.R.S. EIN)
incorporation or organization)

1649 East Hackamore Street, Mesa, AZ                    85203
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number (480) 890-0668

Securities registered under Section 12(b) of the Exchange Act:
               None

Securities registered under 12(g) of the Exchange Act:

Nevada Classic Thoroughbreds, Inc. Common Stock
              (Title of Class)

Nevada Classic Thoroughbreds, Inc. Preferred Stock
            (Title of Class)

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes __X__     No _____

   Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this form 10-KSB or any amendment to this Form 10-KSB.
__X__

   State issuer's revenues for its most recent fiscal year. $0.00

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Not Applicable

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
YEARS)

Not Applicable

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

89,000 shares Common Stock

5,000 shares Preferred Stock

                    DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

   Transitional Small Business Disclosure Format (Check one): Yes___;
No_X_


                             TABLE OF CONTENTS


PART I

Item 1. Description of Business

Item 2: Description of Property

Item 3: Legal Proceedings

Item 4: Submission of Matters to a Vote of Security Holders



PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Item 6: Management's Discussion and Analysis or Plan of Operation

Item 7: Financial Statement

Item 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure



PART III:

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10: Executive Compensation

Item 11: Security Ownership of Certain Beneficial Owners and Management

Item 12: Certain Relationships and Related Transactions

Item 13: Exhibits and Reports on Form 8-K



                          PART I:

ITEM 1: Description of Business.

Nevada Classic Thoroughbreds, Inc. (henceforth referred to as NCT) has developed a breeding, training, racing, proprietary, unified horse racing structure. The company is vertically structured making it possible for one or two people to maintain real-time contact with one to four horses. This provides the breeding, training and racing of the individual racehorse to be accomplished completely in-house. The company has control over the unified system.

The company's proprietary solution to the horse racing industry's challenge is "Power Genetics", pre-potent characteristics in horses that can reproduce themselves.

MARKET

There are five distinct markets for the company's horses. The first market is for inferior foals that do not possess the "Power Genetics" the company desires but have the other qualities that make such horses sellable in the horse industry's auctions. These foals will be sold as yearlings or weanlings at horse auctions in the industry. The sale of these inferior horses gives the company immediate cash flow and eliminates the costly expenses of racing inferior racehorses.

The second market is to race company horses in "claiming races." The claiming race is to enable people to buy the company's horses at the racetrack. This is a viable means of eliminating horses that are good but not quite able to compete at the top level of horse racing.

The third market is to sell the broodmare after it has produced a female foal that possesses the superior "Power Genetics", superior to the broodmare. The broodmare would be sold at the industry's auctions, which are throughout the country and designed for the purpose of selling breeding stock.

The fourth market is racing income from the racetrack. When the race horse races and performs well, NCT will receive income, or "purse money," from the winnings.

The fifth market is for the syndication of stallions. The stallions that possess outstanding pedigrees, conformation, and race records are syndicated into breeding shares. A breeding share entitles the owner to breed one mare to the stallion in any one particular breeding season for the duration of the stallion's life.

The company is not dependent on only a few customers, since the horse racing industry's market is virtually nationwide, where the horse can be raced or bred virtually throughout the entire United States. The company is not limited by its customers or limited by the location of its selected sires. The breeding rights for these stallions are, almost without exception, readily available and accessible.

The company does not require governmental approval or licensing for any of its breeding programs. However, the racetrack requires a normal training license where the horse is intended to race. The licensing is to provide safety for the horse and riders who train and compete at that specific track. NCT intends to perform this function, and there are numerous trainers available as alternatives, as the company deems beneficial. NCT believes the licensing is not material to the company's success in the horse racing industry.

Item 2: Description of Property.

The company's real asset is its yearling foal of 2001. The company spent a vast amount of time and energy in research to find the genetic pedigree with natural horse racing ability. The company feels the yearling has the genetics, heritage, and conformation encompassed by the technology of "Power Genetics." The yearling is invaluable to the company in producing its racehorses. The yearling has a flaw: her left front leg turns one/sixteenth rotation from the knee to the hoof. This flaw is normally considered a minor flaw in veterinarian circles. Her "Power Genetics" indicated that her best racing distance would be a mile on the turf or grass surface.

The yearling is a line breeding from the stallion, "Mr. Prospector." "Mr. Prospector" is a legend in the thoroughbred horse racing industry. The company's yearling is genetically three/eighths "Mr. Prospector;" a direct son of "Mr. Prospector" would be genetically four/eighths "Mr. Prospector." The yearling is genetically very similar to "Fusaichi Pegasus," whose sire is "Mr. Prospector" and whose dam is by "Dansig", a "Northern Dancer" son. Thus both the sire and dam side are genetically similar to the company's yearling. "Fusaichi Pegasus" was syndicated for approximate $50,000,000 at the end of his racing career.

The 2001 yearling filly possesses "Power Genetics" numbers greater than either the sire or the dam. This yearling has exceeded the power-numbers expectation from the breeding. While the company can, for all intents and purposes, be relatively accurate in its assessment now that the foal is a yearling, the company feels it has over-achieved what the mating was expected to produce. This yearling does not resemble either the sire or the dam, but actually looks like and is built like "Mr. Prospector" himself. This is exactly "theoretically" what was supposed to happen in a successful line breeding. The line breeding of the yearling is genetically three/eighths "Mr. Prospector." A direct offspring of "Mr. Prospector" would be four/eighths. The company feels it has achieved a successful line breeding, intensifying the good qualities, while eliminating the unwanted qualities, with the exception of the left front leg turning out one/sixteenth rotation from the knee to the hoof. This would be considered a minor flaw. The other indications are at this time that the company has produced a top-level racehorse with the ability to reproduce top-level racehorses.

Item 3: Legal Proceedings.

Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders.

Not Applicable.

                          PART II:

Item 5: Market for Common Equity and Related Stockholder Matters.

There are no markets for the company's securities. The company is inactive at the present time.

Item 6: Management's Discussion and Analysis or Plan of Operation.

The major concerns of the company have been addressed: that of producing a foal that has the genetic qualities that the company needs in order to be successful. The use of the company's "Power Genetics" system has produced a foal whose "Power Genetics" numbers are greater than either the sire's or the dam's power numbers. The yearling's flaw is her left front leg turning out one/sixteenth rotation from the knee to the hoof. It would be considered a slight rotation in normal breeding and racing circles. This flaw may or may not affect the yearling's racing ability. Another major concern of the company is filing its Security and Exchange Commission required yearly and quarterly filings. This has been addressed and appears that there are no problems in meeting the Security and Exchange Commission disclosure requirements as the company desires its shareholders to be fully informed on every material aspect of the company.

The unexpected death of the broodmare "Ms. Walkin" dealt the company a substantial delay in the timetable of racing its horses. The company will not be able to fully realize the value of its "Power Genetics" until the company's yearling can be bread and reproduce offspring.
"Ms. Walkin," while being checked by a veterinarian for pregnancy, unexpectedly reared up, falling backwards, striking her head on the ground and dying instantly. While some insurance policies would cover these losses, the company did not have such insurance in effect. Thus, the broodmare, "Ms. Walkin," was a complete loss to the company, and set the company back two to three years in its timetable for racing its horses; a substantial blow to the company. The 2001 yearling was expected to replace "Ms. Walkin" as a broodmare, having "Power Genetics" greater than "Ms. Walkin" and theoretically producing better racehorses than "Ms. Walkin." The timetable, however, was not going to be for two to three years after income from racing the yearling would have been received by the company while other offspring would have been produced for potential racing income. The effect of the loss of "Ms. Walkin" is substantial in setting the company back in realizing income to the company and the company will remain inactive until such income can be realized by the company.

Item 7: Financial Statements.





















                                 PART F/S

Financial Statements. The following financial statements are attached to this 10-KSB Annual Report and filed as a part thereof.








                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                                 (UNAUDITED)

                               JUNE 30, 2002


                             TABLE OF CONTENTS


                                                             PAGE NO.


FINANCIAL STATEMENTS

       Balance Sheet                                            2

       Statement of Operations                                  3

       Statement of Stockholders' Equity                        4-5

       Statement of Cash Flows                                  6-7

       Notes to Financial Statements                            8-13











Financial Statements-PAGE 1 of 12

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING JUNE 30, 2002
                              BALANCE SHEET

                                  ASSETS

                                               JUNE 30, 2002     JUNE
30,2001


CURRENT ASSETS
       Cash                                      $       17        $
426
       Thoroughbred Yearling                         10,000
0
                                                   --------          ---
----

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                             $       0       $
294

STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       5,000 shares issued and
         outstanding                                      5
5
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        89,000 shares issued and
          outstanding                                    89
89

     Paid in capital in excess of
       par value of stock                            13,814
14,805
                                                    -------          ---
----

Deficits accumulated
during developmental stage                          (13,797)
(14,767)

TOTAL STOCKHOLDERS' EQUITY                        $  10,017        $
132
                                                  ----------       -----
-----
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $   10,017       $
426
                                                  ==========
==========





                              See Accompanying Notes



Financial Statements-PAGE 2 of 12

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING JUNE 30, 2002


                                     JUNE 30, 2002        JUNE 30, 2001
                                     -------------        -------------

REVENUE                              $           0        $           0

EXPENSES
  Development costs                          9,287                3,499
  General & Administrative                     380                1,006
  Marketing                                    299                    0
  General                                    3,731                3,512
     Broodmare (deceased 3/02)
        Pasture               $  800               $  800
        Supplemental Feed        360                  360
        Veterinarian/Ferrier     200                  200
                              ------                -----
                               1,360                1,360
     Yearling
        Pasture               $  900               $  600
        Supplemental Feed        528                  352
        Veterinarian/Ferrier     943                1,200
                               -----                -----
                               2,371                2,152

  SEC Accounting                     $         100        $       6,750
                                     -------------         ------------
TOTAL EXPENSES                       $      13,797        $      14,767
                                     -------------        -------------
NET (LOSS)                           $     (13,797)       $     (14,767)
                                     ==============       ==============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)       $       ( .00)
                                     ==============       ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                    89,000               89,000
                                     ==============       ==============






                            See Accompanying Notes


Financial Statements-PAGE 3 of 12

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JUNE 30, 2001 TO JUNE 30, 2002


           UNAUDITED                             AUDITED
         JUNE 30, 2002                        JUNE 30, 2001

     Preferred Stock  Common Stock    Preferred Stock  Common Stock
     ---------------  ------------    ---------------  ------------
     Shares  Amount   Shares  Amount  Shares  Amount   Shares  Amount

JUNE 30, 2001 - STOCK ISSUED TO FOUNDERS
Preferred
     5,000    $  5       0       0      0        0       0    $  0
Common
         0       0    89,000     89     0        0    64,000    64

FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER
         0       0       0       0      0        0       0       0

INCREASE IN PAID IN CAPITAL FOR PAYMENT OF
   EXPENSES BY STOCKHOLDERS
         0       0       0       0      0        0       0       0

NET (LOSS) FOR THE PERIOD FROM
   JUNE 30, 2001 TO JUNE 30, 2001
         0       0       0       0      0        0       0       0
      -----   ------   ----   -----   ----    -----   -----  -----
BALANCE, JUNE 30, 2002
     5,000    $  5     89,000   $ 89     0       0    64,000  $ 64
     ======   ======   ======   ====  ====    =====   ======  ====



















                            See Accompanying Notes


Financial Statements-PAGE 4 of 12

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
             FOR THE PERIOD FROM JUNE 30, 2001 TO JUNE 30, 2002


           UNAUDITED                             AUDITED
         JUNE 30, 2002                        JUNE 30, 2001


Paid in Capital        Deficit        Paid in Capital        Deficit
 in Excess of       Accumulation       in Excess of       Accumulation
 Par Value of        during the        Par Value of        during the
    Stock         Development Stage        Stock        Development
Stage
---------------   -----------------   ---------------   ----------------
-

JUNE 30, 2001
Preferred
       (5)                  0                 (5)                0
Common
      (89)                  0                (89)                0

FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER
   10,936                   0             10,935                 0

INCREASE IN PAID IN CAPITAL FOR PAYMENT OF
   EXPENSES BY STOCKHOLDERS
    3,797                   0              3,964                 0

NET (LOSS) FOR THE PERIOD FROM
   JUNE 30, 2001 TO JUNE 30, 2002
        0            ( 13,797)                 0            14,767
---------            ---------         ---------         ---------

BALANCE, JUNE 30, 2002

$  13,814            ( 13,797)            14,805           (14,767)
=========            =========         =========          =========














                            See Accompanying Notes


Financial Statements-PAGE 5 of 12

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          STATEMENT OF CASH FLOWS
             FOR THE PERIOD FROM JUNE 30, 2001 TO JUNE 30, 2002


                                        UNAUDITED          AUDITED
                                      JUNE 30, 2002     JUNE 30, 2001
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                        $   ( 13,797)      $   ( 14,767)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services donated
           by stockholder                   10,936             10,935
    Increase in paid in capital
       for payment of expenses
       by stockholders                       2,481              3,964
  Changes in operating
    assets and liabilities:
      Accounts payable                           0                294
                                    -------------         -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          17        $       426


CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                  0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                  0
                                    --------------        -----------
NET INCREASE IN CASH AND CASH BALANCE
   AT JUNE 30, 2001                  $        (309)         $     426
                                    ==============        ===========












                            See Accompanying Notes


Financial Statements-PAGE 6 of 12

                       NEVADA CLASSIC THOROUGHBREDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF CASH FLOWS (CONTINUED)
             FOR THE PERIOD FROM JUNE 30, 2001 TO JUNE 30, 2002


                                        UNAUDITED          AUDITED
                                      JUNE 30, 2002     JUNE 30, 2001

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $      0           $      0
                                    ==============          =========
    Cash paid for taxes                   $      0           $      0
                                    ==============          =========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

   Fair market value of services
    donated by stockholder                $ 10,936           $ 10,935
                                    ==============           ========

   Increase in paid in capital
    for payment of expenses
    paid by stockholders                  $  2,481           $  3,964
                                    ==============           ========
























                            See Accompanying Notes


Financial Statements-PAGE 7 of 12

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2002


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings
(loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.



Financial Statements-PAGE 8 of 12

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2002


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

If the number of horses sold is less than ten (10) and the stallion stud fee is less than $5,000, the value will be four times the stallion's stud fee. This is an average value as an industry standard. The
Yearling value is $10,000.

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

NOTE 2:   DEVELOPMENT STAGE OPERATIONS

As of June 30, 2002, the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company expensed $ 13,797 of development costs for the period from June 30, 2001 to June 30, 2002.

NOTE 3:   FINANCIAL STATEMENT OF AN INACTIVE REGISTRANT

Under Statute 210.3-11, the Company does not need to provide an audited or reviewed quarterly report.

Reg. Statutes 210.3-11
     (a) Gross Receipts from all sources for the fiscal year are not in excess of $100,000;


Financial Statements-PAGE 9 of 12

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2001


Note 3:   FINANCIAL STATEMENT OF AN INACTIVE REGISTRANT (CONTINUED)

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

NOTE 4:   INCOME TAXES

Net (loss)                                           $      ( 13,797)

The provisions for income taxes is estimated as follows:

            Currently payable                        $              0

              Deferred                               $              0

The net (loss) for financial statements differs from the federal income tax net loss. A reconciliation is as follows:

              Financial statement net loss           $         13,797

              Non-deductible services                          10,936
                                                     ----------------
              Income tax net loss                               3,831
                                                     ================

Significant components of the Company's deferred tax asset are as follows:

              Net operating loss carryforward        $            600

              Less valuation allowance                            600
                                                     ----------------
              Net deferred asset                     $              0
                                                     ================




Financial Statements-PAGE 10 of 12

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2001


NOTE 5:   PREFERRED STOCK

No special rights or preferences have been assigned to the preferred stock.

NOTE 6:   STOCK OPTION AGREEMENT

On November 1, 2000, the Company established a stock option agreement under which a total of 930,000 shares of common stock are reserved for the option.


The details of the option are as follows:

             Number            Exercise            Exercise
           of Shares             Price               Date
          ----------           ---------           --------

            64,000            $  10.00          June 30, 2002

           866,000               25.00          June 30, 2003
          --------
           930,000
           =======

The Company has elected to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

A summary of the option activity for the period from June 30, 2001 to June 30, 2002 , pursuant to the terms of the plan is as follows:

                                        Shares            Weighted
                                         Under             Average
                                        Option         Exercise Price
                                       --------        --------------
Options outstanding at June 30, 2001         0         $          0

Granted                                930,000                23.81
                                      --------         ------------

Outstanding at June 30, 2002           930,000                23.81
                                       ========       ============

No shares are exercisable at June 30, 2002.

Information regarding stock options outstanding as of June 30, 2002 is as follows:


Financial Statements-PAGE 11 of 12

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2001


NOTE 6:   STOCK OPTION AGREEMENT (CONTINUED)

Price range                                         $ 10.00 - $ 25.00

Weighted average exercise and grant date prices                 23.81

Weighted average remaining contractual life         2 years, 5 months

The weighted average fair market value of options granted in the period of June 30, 2001 to June 30, 2002 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

          Dividend yield                                     0
          Expected volatility                               50%
          Risk fee interest rate                           5.7%
          Expected life                               2-3 years

For purposes of pro forma disclosure, the estimated fair market value of the options, if any, is amortized to expense over the options' vesting periods.

Under the Black-Scholes model, the options did not have any intrinsic value. Therefore, pro forma disclosure information has not been presented.

NOTE 7:   SHARES OF STOCK ELIGIBLE FOR ISSUANCE

                                          Common          Preferred
                                        ---------         ---------
               Total stock authorized   5,000,000         5,000,000

Less stock issued                        ( 89,000)          ( 5,000)

Less stock reserved for stock options   ( 930,000)                0
                                         ---------          -------

Balance available for issuance          3,981,000         4,995,000
                                        =========         =========

NOTE 8:   NET OPERATING LOSS CARRYFORWARD

The corporation has the following net operating loss carryforward:

                       Year          Amount           Expiration Date
                 -------------       ------           ---------------
                 June 30, 2002     $  3,832             June 30, 2021
                                   ========


Financial Statements-PAGE 12 of 12

                       NEVADA CLASSIC THOROUGHBREDS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               JUNE 30, 2001


NOTE 9:   FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER

A stockholder of the Company donated his services for the maintenance, care and training of the horses. The value of the services is estimated to be $ 10,936.


NOTE 10:   GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage of breeding and training horses and needs additional capital to maintain its present development program. If the breeding and training of the horses is not successful and/or the Company does not obtain additional working capital, there is a possibility that the Company's development plans might be curtailed. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans to eliminate the going concern situation include, but are not limited to, raising additional working capital through a public or private stock issuance. Management believes there are also various lenders that would be willing to finance the cost of breeding and foaling the horses.

NOTE 11:   INSURANCE

The Company does not have any insurance coverage on its horse nor any liability or workers' compensation insurance.


















Item 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

                           PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, dated June 30, 2001. There has been no change in Directors, Executive Officers, Promoters and Control Persons.

Item 10: Executive Compensation

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, dated June 30, 2001. There has been no change in Executive Compensation.

Item 11: Security Ownership of Certain Beneficial Owners and Management

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, dated June 30, 2001. There has been no change in Security Ownership of Certain Beneficial Owners and Management.

Item 12: Certain Relationships and Related Transactions

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, dated June 30, 2001. There has been no change in Certain Relationships and Related
Transactions.

Item 13: Exhibits and Reports on Form 8-K

Not Applicable.










                             SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, and the Financial Statements of an Inactive Registrant, Regulation Section 210-3-11, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Nevada Classic Thoroughbreds, Inc.



Dated:  September 23, 2002           By:  /s/ Kristin Curtis
                                     ----------------------------------
                                     Kristin Curtis
                                     Chief Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  September 23, 2002           By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President and Director


Dated:  September 23, 2002           By:  /s/ Pamela J. Brimhall
                                     ----------------------------------
                                     Pamela J. Brimhall
                                     Secretary/Treasurer and Director

Supplemental information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act By Non-Reporting Issuers

Not Applicable.
39

2