Form 10QSB
period 2002-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2002-11-07
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

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








                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2002



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






                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2002
                              BALANCE SHEET


                                  ASSETS


CURRENT ASSETS
       Cash                                                $      40
       Fair Market Value of Services (Salary)                  2,734
       Maintenance of Horses, Materials and
         Outside Services                                        375
       Thoroughbred Weanling                                  10,000
                                                           -----------
                                                           $  13,149
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

LONG TERM LIABILITIES
     Notes Payable                                   0
        Operations Manager         0
        Principal Officer          0
                               -----
                                                            $       0
                                                           ==========
STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       5,000 shares issued and
         outstanding                                 5
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        89,000 shares issued and
          outstanding                               89
     Salary - by common stock (500 shares)
        Fair Market Value                        2,734









                           See Accompanying Notes

PAGE 2
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2002
                              BALANCE SHEET


BALANCE SHEET CONTINUED:

     Paid in capital in excess of
       par value of stock                          375
     Deficit accumulated during
       development stage                            (0)
                                             -----------

TOTAL STOCKHOLDERS' EQUITY                                  $ 13,149
                                                            ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 13,149
                                                            ==========


































                           See Accompanying Notes

PAGE 3
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING SEPTEMBER 30, 2002


                                     SEPT 30, 2002       SEPT 30, 2001
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  General                                      375                720
     Yearling
        Pasture              $ 300
        Supplemental Feed       35
        Veterinarian/Ferrier    40
                             ------

TOTAL EXPENSES                       $       3,109             10,104
                                      -------------       -----------
NET (LOSS)                           $      (3,109)      $    (10,104)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $        ( .09)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                    89,500             89,000
                                    ===============     ==============

















                           See Accompanying Notes

PAGE 4
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING SEPTEMBER 30, 2002


                                    SEPT 30, 2002         SEPT 30, 2001
                                    --------------        -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                          ($   3,109)         $   10,104
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services
            (500 shares/common stock)
             by Operations Manager           2,734                   0

     Notes Payable                               0
        Operations Manager         0
        Principal Officer          0
                               -----
    Increase in paid in capital
       for payment of expenses
       by stockholders                           0                    0
  Changes in operating
    assets and liabilities:
      Accounts payable                           0                  450
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $           0           $        0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                    0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT SEPT 30, 2001      $        (93)           $      53
                                        ===========         ===========






                           See Accompanying Notes

PAGE 5
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2002


                                       SEPT 30, 2002     SEPT 30, 2001
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  3,109)          $  10,104
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of services
            (500 shares/common stock)
             by operations manager          2,734               2,734

    Increase in paid in capital
       for payment of expenses
       by stockholders                        375                   0

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                 450
                                    -------------          -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT SEPT 30, 2001
                                     $         93            $    (53)
                                    ==============         ============








                         See Accompanying Notes

PAGE 6
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2002


                                       SEPT 30, 2002     SEPT 30, 2001
                                    ------------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

   Fair market value of services
     (500 shares/common stock)
      by operations manager                $  2,734           $  2,734

   Fair market value of services
    donated by stockholder                $       0           $      0
                                          =========           ========

   Increase in paid in capital
    for payment of expenses
    paid by stockholders                  $       0           $      0
                                          =========           =========






















                           See Accompanying Notes

PAGE 7
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2002


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



                           See Accompanying Notes

PAGE 8
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2002

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

                           See Accompanying Notes
PAGE 9
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2002


Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors and operations manager would pay the expenses of the Company up until June 30, 2003. After June 30, 2003, the Company would reimburse the officers and directors and operations manager for their direct expenses paid into the Company.

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





                           See Accompanying Notes

PAGE 10
                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                                          FOR PERIOD ENDING SEPTEMBER 30, 2002


Result of Operation

The Company has achieved one of its main objectives last year to June 2002. The Company in its first and only breeding has produced a filly with the Company's Proprietary "Power Genetic" numbers. The filly is predicted to be able to race at a high level of thoroughbred racing and potentially to obtain earnings of over $100,000 in the filly's racing career. (See Form 10SB, Plan of Operation on file with the Security and Exchange Commission.)

The unexpected death of the broodmare "Ms. Walkin" dealt the company a substantial delay in the timetable of racing its horses. The company will not be able to fully realize the value of its "Power Genetics" until the company's yearling can be bread and reproduce offspring.
"Ms. Walkin" while being checked for pregnancy unexpectedly reared up, falling backwards, striking her head on the ground and dying instantly. While some insurance policies would cover these losses, the company did not have such insurance in effect. Thus, the broodmare, "Ms. Walkin" was a complete loss to the company and put the company backwards two to three years in its timetable for racing its horses; a substantial blow to the company. The yearling was going to replace "Ms. Walkin" as a broodmare having "Power Genetics" greater than "Ms. Walkin" and theoretically producing better racehorses than "Ms. Walkin". The timetable, however, was not going to be for two to three years after income from racing the yearling would have been received by the company while other offspring would have been produced for potential racing income. The effect of the loss of "Ms. Walkin" is substantial in setting the company back in realizing income to the company and the company will remain in active until such income can be realized by the company.

Financial Condition and Liquidity

The $375 is the actual operating expenses during this quarter. The Company expects to remain inactive until such time as the Company can obtain capital from either a private placement of the Company's securities or through the public marketing of the Company's securities. Nevada Classic Thoroughbreds, Inc. can be easily financed by its officers and directors and operations manager until such time as the thoroughbred filly can be bred.








                           See Accompanying Notes

PAGE 11
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2002


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

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K
               None


                                   PART II - 3

None























                           See Accompanying Notes

PAGE 12
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2002


                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, and the Financial Statements of an
Inactive Registrant, Regulation Section 210-3-11.   The Registrant has
duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  October 18, 2002             By:  /s/Kristin Curtis
                                     ----------------------------------
                                     Kristin Curtis
                                     Chief Accounting Officer


                                     By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President























                           See Accompanying Notes

PAGE 13