Form 10QSB
period 2002-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2003-02-11
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2002

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








                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2002



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






                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2002
                              BALANCE SHEET


                                  ASSETS


CURRENT ASSETS
       Cash                                                $      40
       Fair Market Value of Services (Salary)                  2,734
       Maintenance of Horses, Materials and
         Outside Services                                        375
       Thoroughbred Yearling                                  10,000
                                                           -----------
                                                           $  13,149
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

LONG TERM LIABILITIES
     Notes Payable                                   0
        Operations Manager         0
        Principal Officer          0
                               -----
                                                            $       0
                                                           ==========
STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       5,000 shares issued and
         outstanding                                 5
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        89,000 shares issued and
          outstanding                               89
     Salary - by common stock (500 shares)
        Fair Market Value                        2,734









                           See Accompanying Notes

PAGE 2
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2002
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
                                                            ==========


































                           See Accompanying Notes

PAGE 3
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING DECEMBER 31, 2002


                                     DEC 31, 2002        DEC 31, 2001
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,914
  Marketing                                      0                415
  General                                      375                664
     Yearling
        Pasture              $ 300
        Supplemental Feed       35
        Veterinarian/Ferrier    40
                             ------
  SEC Accounting                                 0                200

TOTAL EXPENSES                       $       3,109              4,193
                                      -------------       -----------
NET (LOSS)                           $      (3,109)      $     (4,193)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)      $       ( .05)
                                     ==============      ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                    89,000             89,000
                                    ===============     ==============















                           See Accompanying Notes

PAGE 4
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING DECEMBER 31, 2002


                                    DEC 31, 2002          DEC 31, 2001
                                    ------------          ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                          ($   3,109)         $    4,193
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services
            (500 shares/common stock)
             by Operations Manager           2,734                2,734

     Notes Payable                               0                1,459
        Operations Manager         0                     1,203
        Principal Officer          0                       256
                               -----                     -----
    Increase in paid in capital
       for payment of expenses
       by stockholders                           0                    0
  Changes in operating
    assets and liabilities:
      Accounts payable                           0                  250
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $           0           $    1,459

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                    0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT DEC 31, 2002      $        (83)            $   (397)
                                        ===========          ==========






                           See Accompanying Notes

PAGE 5
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31, 2002


                                       DEC 31, 2002      DEC 31, 2001
                                       ------------      ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  3,109)          $  (4,193)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of services
            (500 shares/common stock)
             by operations manager          2,734               2,734

    Increase in paid in capital
       for payment of expenses
       by stockholders                        375                   0

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                 250
                                    -------------          -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0               4,193

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT SEPT 30, 2001
                                     $        (83)           $   (397)
                                    ==============         ============








                         See Accompanying Notes

PAGE 6
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31, 2002


                                       DEC 31, 2002       DEC 31, 2001
                                       ------------       ------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
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
                                          =========           =========






















                           See Accompanying Notes

PAGE 7
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2002


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

Sire of the Thoroughbred Yearling
    "Half-Term"

1997- # of Weanlings sold (1)   - average price - $ 6,000
1998- # of Weanlings sold (1)   - average price - $ 2,500
1999- # of Weanlings sold (0)   - average price - $ 0
2000- # of Weanlings sold (1) -   average price - $ 5,000

Adjustments by the Company as to the value of the Company's horses, depends upon the health, conformation, breeding, performance and the producing of performance by the horses.










                           See Accompanying Notes

PAGE 8
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2002

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

                           See Accompanying Notes
PAGE 9
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2002


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

Note 6:  SALARY - BY COMMON STOCK

In the corporate minutes the salary paid to the operations manager will be 500 shares of common stock per quarter (2000 shares annually) beginning July 1, 2001.

Item II:  Plan of Operation

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risks Relating to Company's Business Form 10SB on file with the Securities and Exchange Commission." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-QSB to be filed in 2002. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statement or reflect events or circumstances after the date of this document.

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.





                           See Accompanying Notes

PAGE 10
                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                                          FOR PERIOD ENDING DECEMBER 31, 2002


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








                           See Accompanying Notes

PAGE 11
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2002


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

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K
               None


                                   PART II - 3

None























                           See Accompanying Notes

PAGE 12
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2002


                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, and the Financial Statements of an
Inactive Registrant, Regulation Section 210-3-11.   The Registrant has
duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  February 10, 2003             By:  /s/Kristin Curtis
                                     ----------------------------------
                                     Kristin Curtis
                                     Chief Accounting Officer


                                     By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President























                           See Accompanying Notes

PAGE 13