Form 10QSB
period 2003-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2003-05-14
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

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








                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2003



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

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2003
                              BALANCE SHEET

                                  ASSETS


CURRENT ASSETS
       Cash                                                $       0
       Marketing                                                   0
       Thoroughbred Yearling                                  10,000
                                                             -------
LONG TERM ASSETS
       Accumulative Corporate Accounting                       6,750
       Accumulative Corporate Administration                       0
       Accumulative Fair Market
         Value of Services (Salary)                                0
       Maintenance of Horses, Materials and
         Outside Services (Accumulative)                           0
                                                           -----------
                                                           $  16,750
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                      $       0

LONG TERM LIABILITIES                                0
     Notes Payable
        Miscellaneous       126
                           ----
     Salary - by common stock (500 shares)       2,734
        Fair Market Value (2,734 quarterly)     -------
                                                 2,860

                                                            $   2,734
                                                            ==========
STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       5,000 shares issued and
         outstanding                                 5
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        89,000 shares issued and
          outstanding                               89




                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2003
                              BALANCE SHEET




BALANCE SHEET CONTINUED:

     Paid in capital in excess of
       par value of stock                       16,750
                                               -------

TOTAL STOCKHOLDERS' EQUITY                                  $ 16,750
                                                            ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 16,750
                                                            ==========



































                              See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING MARCH 31, 2003



                                     MAR 31, 2003        MAR 31, 2002
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  General & Administrative                       0                  0
  Marketing                                      0                  0
  General                                      394                  0
     Yearling
        Pasture              $ 300
        Supplemental Feed       44
        Veterinarian/Ferrier    50
                             ------
                               394

  SEC Accounting                     $           0                  0
                                     --------------      ------------
TOTAL EXPENSES                       $       3,128                  0
                                      -------------       -----------
NET (LOSS)                           $      (3,128)      $          0
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .05)     $        ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                    89,000             89,000
                                    ===============     ==============













                            See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING MARCH 31, 2003


                                     MAR 31, 2003         MAR 31, 2002
                                    --------------        -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                             ($3,128 )         $        0
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services
            (500 shares/common stock)
             by Operations Manager           2,734                    0

     Notes Payable
       Miscellaneous                             0

    Increase in paid in capital
       for payment of expenses
       by stockholders                       3,128                    0

  Changes in operating
    assets and liabilities:
      Accounts payable                           0                    0
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $           0           $        0

CASH PROVIDED BY ADDITIONAL PAID-IN
   CAPITAL BY OPERATIONS MGR &
   PRINCIPAL OFFICERS                          394                    0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                    0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31, 2002      $        (299)          $        0
                                        ===========         ===========



                              See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                       FOR PERIOD ENDING MARCH 31, 2003


                                       MAR 31, 2003       MAR 31, 2002
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $     ( 3,128)          $       0
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of services
            (500 shares/common stock)
             by operations manager          2,734                   0

    Increase in paid in capital
       for payment of expenses
       by stockholders                      3,128                   0

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    -------------          -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOW FROM ADDITIONAL PAID-IN CAPITAL
  BY THE OPERATIONS MANAGER &
  PRINCIPAL OFFICER                         3,128

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT MAR 31, 2002
                                     $       (299)          $       0
                                    ==============         ============





                                   See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                       FOR PERIOD ENDING MARCH 31, 2003

                                       MAR 31, 2003       MAR 31, 2002
                                    ------------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

   Fair market value of services
     (500 shares/common stock)
      by operations manager                $  2,734           $      0

   Fair market value of services
    donated by stockholder                $       0           $      0
                                          =========           ========

   Increase in paid in capital
    for payment of expenses
    paid by stockholders                  $   3,128           $      0
                                          =========           =========
























                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2003

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

Horse Owned:
Thoroughbred Yearling

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

Sire of the Thoroughbred Yearling:
"Half-Term"

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

The thoroughbred mare died March 2002.

Filly: Rio Buscador. The cost of the filly would be recorded at zero. The filly was born on February 5, 2001 out of "Ms. Walkin" (mare) and by "Half-Term" (stallion).

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

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2003

Note 2     PREFERRED STOCK

No special rights or preferences have been assigned to the preferred stock.

NOTE 3    GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage of breeding, training, racing horses, and foaling the horses.

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

Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE
In the minutes of the Company, the Company's officers and directors and operations manager would pay the expenses of the Company up until June 30, 2006. After June 30, 2006, the Company would reimburse the officers and directors and operations manager for their direct expenses paid into the Company.

The payback of the long-term liabilities will be within a five-year period with a simple yearly interest rate of 5% on any outstanding balance.

                              See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2003

Note 6:  SALARY - BY COMMON STOCK
In the corporate minutes the salary paid to the operations manager would be 500 shares of common stock per quarter (2000 shares annually) beginning July 1, 2001.

Item II:   Plan of Operation

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risks Relating to Company's Business Form 10SB on file with the Securities and Exchange Commission." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-QSB to be filed. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statement or reflect events or circumstances after the date of this document.

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

Result of Operation

The Company has achieved one of its main objectives. The Company in its first and only breeding has produced a filly with the Company's Proprietary "Power Genetic" numbers. The filly is predicted to be able to race at a high level of thoroughbred racing and potentially to obtain earnings of over $100,000 in the filly's racing career. (See Form 10SB, Plan of Operation on file with the Securities and Exchange Commission.)









                           See Accompanying Notes

                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                                             FOR PERIOD ENDING MARCH 31, 2003

The other objective the company has achieved is the filing of the Company's 10SB with the registration of the Company's securities. Nevada Classic Thoroughbreds, Inc. is a voluntary reporting Company with the corresponding rights and obligations to its shareholders and to the public. The Company feels that a fair evaluation of the Company's potential by the public will enable the Company to sell its securities in the open market and provide stable financing for the future of the Company. The Company is pleased that shareholders who hold the Company's securities originally issued in 1994, have the opportunity to buy and sell the Company's securities on the public market.

Nevada Classic Thoroughbreds, Inc. has been inactive during the quarters of October 1, 2002 through March 31, 2003, as defined by Statutes 210.3-11.

Financial Condition and Liquidity

Nevada Classic Thoroughbreds, Inc. can be financed by its officers and directors and operations manager until such time as the thoroughbred filly can be raced or bred.

The sudden and unexpected accidental death of the company's broodmare, Ms. Walkin, which occurred in March 2002 during a routine pregnancy ultrasound by Dr. Lee Chapman, D.V.D., wherein Ms. Walkin suddenly reared up and accidentally fell back hitting her head and dying instantly, has severely limited the company's ability to breed additional offspring. Now, the company may have to wait until the breeding of the yearling filly, which will take place in approximately 2005. The company at the present time will remain inactive until it has the capacity to raise and produce offspring of racing age, which may not be until 2006.


















                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2003

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

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K
               None

                                   PART II - 3

None


























                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2003




SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, and the Financial Statements of an
Inactive Registrant, Regulation Section 210-3-11.   The Registrant has
duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  May 13, 2003             By:  /s/Kristin Curtis
                                     ----------------------------------
                                     Kristin Curtis
                                     Chief Accounting Officer


                                     By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President





                           See Accompanying Notes