Form 10KSB
period 2003-06-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2003-09-23
CIK 1128383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission file number: _________________

Nevada Classic Thoroughbreds, Inc.
(Name of small business issuer in its charter)

Nevada	86-1007952
(State or other jurisdiction of incorporation or organization)	(I.R.S. EIN)

1649 East Hackamore Street, Mesa, AZ	85203
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:
(480) 890-0678

     Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under 12(g) of the Exchange Act:
Common Stock
(Title of Class)

Preferred Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  X         No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.   X

State issuer's revenues for its most recent fiscal year. $0.00

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

89,000 shares Common Stock
5,000 shares Preferred Stock

DOCUMENTS INCORPORATED BY REFERENCE:
Not Applicable

Transitional Small Business Disclosure Format (Check one):       Yes            No   X

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

The company’s proprietary solution to the horse racing industry’s challenge is “Power Genetics”, pre-potent characteristics in horses that can reproduce themselves.

MARKET

There are five distinct markets for the company’s horses. The first market is for inferior foals that do not possess the “Power Genetics” the company desires but have the other qualities that make such horses sellable in the horse industry’s auctions. These foals will be sold as yearlings or weanlings at horse auctions in the industry. The sale of these inferior horses gives the company immediate cash flow and eliminates the costly expenses of racing inferior racehorses.

The second market is to race company horses in “claiming races.” The claiming race is to enable people to buy the company’s horses at the racetrack. This is a viable means of eliminating horses that are good but not quite able to compete at the top level of horse racing.

The third market is to sell the broodmare after it has produced a female foal that possesses the superior “Power Genetics”, superior to the broodmare. The broodmare would be sold at the industry’s auctions, which are throughout the country and designed for the purpose of selling breeding stock.

The fourth market is racing income from the racetrack. When the race horse races and performs well, NCT will receive income, or “purse money,” from the winnings.

The fifth market is for the syndication of stallions. The stallions that possess outstanding pedigrees, conformation, and race records are syndicated into breeding shares. A breeding share entitles the owner to breed one mare to the stallion in any one particular breeding season for the duration of the stallion’s life.

The company is not dependent on only a few customers, since the horse racing industry’s market is virtually nationwide, where the horse can be raced or bred virtually throughout the entire United States. The company is not limited by its customers or limited by the location of its selected sires. The breeding rights for these stallions are, almost without exception, readily available and accessible.

The company does not require governmental approval or licensing for any of its breeding programs. However, the racetrack requires a normal training license where the horse is intended to race. The licensing is to provide safety for the horse and riders who train and compete at that specific track. NCT intends to perform this function, and there are numerous trainers available as alternatives, as the company deems beneficial. NCT believes the licensing is not material to the company’s success in the horse racing industry.

ITEM 2: Description of Property.

The company’s real asset is its two-year old filly of 2001. The company spent a vast amount of time and energy in research to find the genetic pedigree with natural horse racing ability. The company feels the yearling has the genetics, heritage, and conformation encompassed by the technology of “Power Genetics.” The yearling is invaluable to the company in producing its racehorses. The yearling has a flaw: her left front leg turns one/sixteenth rotation from the knee to the hoof. This flaw is normally considered a minor flaw in veterinarian circles. Her “Power Genetics” indicated that her best racing distance would be a mile on the turf or grass surface.

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

The 2001 yearling filly possesses “Power Genetics” numbers greater than either the sire or the dam. This yearling has exceeded the power-numbers expectation from the breeding. While the company can, for all intents and purposes, be relatively accurate in its assessment now that the foal is a yearling, the company feels it has over-achieved what the mating was expected to produce. This yearling does not resemble either the sire or the dam, but actually looks like and is built like “Mr. Prospector” himself. This is exactly “theoretically” what was supposed to happen in a successful line breeding. The line breeding of the yearling is genetically three/eighths “Mr. Prospector.” A direct offspring of “Mr. Prospector” would be four/eighths. The company feels it has achieved a successful line breeding, intensifying the good qualities, while eliminating the unwanted qualities, with the exception of the left front leg turning out one/sixteenth rotation from the knee to the hoof. This would be considered a minor flaw. The other indications are at this time that the company has produced a top-level racehorse with the ability to reproduce top-level racehorses.

ITEM 3: Legal Proceedings.

Not Applicable.

ITEM 4: Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II:

ITEM 5: Market for Common Equity and Related Stockholder Matters.

There are no markets for the company’s securities. The company is inactive at the present time.

ITEM 6: Management's Discussion and Analysis or Plan of Operation.

The major concerns of the company have been addressed: that of producing a foal that has the genetic qualities that the company needs in order to be successful. The use of the company’s “Power Genetics” system has produced a foal whose “Power Genetics” numbers are greater than either the sire’s or the dam’s power numbers. The yearling’s flaw is her left front leg turning out one/sixteenth rotation from the knee to the hoof. It would be considered a slight rotation in normal breeding and racing circles. This flaw may or may not affect the yearling’s racing ability. Another major concern of the company is filing its Security and Exchange Commission required yearly and quarterly filings. This has been addressed and appears that there are no problems in meeting the Security and Exchange Commission disclosure requirements as the company desires its shareholders to be fully informed on every material aspect of the company.

The unexpected death of the broodmare “Ms. Walkin” dealt the company a substantial delay in the timetable of racing its horses. The company will not be able to fully realize the value of its “Power Genetics” until the company’s yearling can be bread and reproduce offspring. “Ms. Walkin,” while being checked by a veterinarian for pregnancy, unexpectedly reared up, falling backwards, striking her head on the ground and dying instantly. While some insurance policies would cover these losses, the company did not have such insurance in effect. Thus, the broodmare, “Ms. Walkin,” was a complete loss to the company, and set the company back two to three years in its timetable for racing its horses; a substantial blow to the company. The 2001 yearling was expected to replace “Ms. Walkin” as a broodmare, having “Power Genetics” greater than “Ms. Walkin” and theoretically producing better racehorses than “Ms. Walkin.” The timetable, however, was not going to be for two to three years after income from racing the yearling would have been received by the company while other offspring would have been produced for potential racing income. The effect of the loss of “Ms. Walkin” is substantial in setting the company back in realizing income to the company and the company will remain inactive until such income can be realized by the company.

ITEM 7: Financial Statements.

The following financial statements are attached to this 10-KSB Annual Report and filed as a part hereof.

NEVADA CLASSIC THOROUGHBREDS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2003

BALANCE SHEET

FOR PERIOD ENDING JUNE 30, 2003

ASSETS
		JUNE 30, 2003		JUNE 30,2002

CURRENT ASSETS
Cash		$0		$17
Thoroughbred Two-Year Old		10,000		10,000

TOTAL ASSETS		10,000		10,017

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$0		$0

STOCKHOLDERS' EQUITY
Preferred stock, par value
$.001 per share
Authorized 5,000,000 shares
5,000 shares issued and
outstanding	$5		5
Common stock,
par value $.001 per share
Authorized 5,000,000 shares
89,000 shares issued and
outstanding	89		89
Paid in capital in excess of
par value of stock	12,696		13,814

Deficits accumulated
during developmental stage	(2,790)		(13,797)

TOTAL STOCKHOLDERS' EQUITY		$10,000		$10,017

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$10,000		$10,017

See Accompanying Notes

STATEMENT OF OPERATIONS

FOR PERIOD ENDING JUNE 30, 2003

		JUNE 30, 2003			JUNE 30, 2002

REVENUE			$0			$0

EXPENSES
Development costs			0			9,287
General & Administrative			10,936			380
Marketing			0			299
General			1,760			3,731
Broodmare (deceased 3/02)
Pasture	$0			$800
Supplemental Feed	0			360
Veterinarian/Ferrier	0			200

	0			1,360

Two-Year Old
Pasture	$1,200			$900
Supplemental Feed	410			528
Veterinarian/Ferrier	150			943

	1,760			2,371

SEC Accounting			$0			$100

TOTAL EXPENSES			$12,696			13,797

NET (LOSS)			$(12,696)			$(13,797)

NET (LOSS) PER COMMON SHARE
Basic and diluted		$	( .00)		$	( .00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted			89,000			89,000

See Accompanying Notes

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JUNE 30, 2002 TO JUNE 30, 2003

UNAUDITED					AUDITED
JUNE 30, 2003					JUNE 30, 2002

Preferred Stock			Common Stock		Preferred Stock		Common Stock

Shares		Amount	Shares	Amount	Shares	Amount	Shares	Amount

JUNE 30, 2001 - STOCK ISSUED TO FOUNDERS
Preferred:	5,000	$5	0	$0	0	$0	0	$0
Common:	0	0	89,000	89	0	0	64,000	64
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER
	0	0	0	0	0	0	0	0
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
	0	0	0	0	0	0	0	0
NET (LOSS) FOR THE PERIOD FROM JUNE 30, 2002 TO JUNE 30, 2003
	0	0	0	0	0	0	0	0

BALANCE - JUNE 30, 2003
	5,000	$5	89,000	$89	0	$0	64,000	$64

See Accompanying Notes

STATEMENT OF STOCKHOLDERS' EQUITY (continued)

UNAUDITED JUNE 30, 2003		AUDITED JUNE 30, 2002

Paid in Capital in Excess of Par Value of Stock	Paid in Capital Accumulation During the Development Stage	Deficit in Excess of Par Value of Stock	Accumulation during the Development Stage

JUNE 30, 2001
Preferred (5)	0	(5)	0
Common (89)	0	(89)	0

FAIR MARKET VALUE OF SERVICES PROVIDED BY STOCKHOLDER
10,936	0	10,936	0

INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
3,797	0	3,797	0

NET (LOSS) FOR THE PERIOD FROM JUNE 30, 2002 TO JUNE 30, 2003
$0	$(12,696)	$0	$(14,733)

BALANCE, JUNE 30, 2003
$12,602	$(12,696)	$14,639	$(14,733)

See Accompanying Notes

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 30, 2002 TO JUNE 30, 2003

	UNAUDITED JUNE 30, 2003		AUDITED JUNE 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$	(12,696)	$	(13,797)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Fair market value of services provided by stockholder		10,936		10,936
Increase in paid in capital for payment of expenses by stockholders		1,760		2,861
Changes in operating assets and liabilities:
Accounts payable		0		0

NET CASH PROVIDED BY OPERATING ACTIVITIES		$0		$0

CASH FLOWS FROM INVESTING ACTIVITIES		0		0

CASH FLOWS FROM FINANCING ACTIVITIES		0		0

NET INCREASE IN CASH AND CASH BALANCE AT JUNE 30, 2003		$0		$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$0		$0

Cash paid for taxes		$0		$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair market value of services provided by stockholder		$10,936		$10,936

Increase in paid in capital for payment of expenses paid by stockholders		$1,760		$2,861

See Accompanying Notes

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

Horse Owned — Thoroughbred Two-Year-Old

The following tables indicate the number of horses sold by the sire of the thoroughbred mare and thoroughbred filly and also indicates the average price upon which these horses were sold. These figures were obtained from the “BloodHorse Magazine” which keeps record of all horses sold at auctions within the United States. The Company uses a three-year average sales price in obtaining the asset value of the Company’s horses.

If the number of horses sold is less than ten (10) and the stallion stud fee is less than $5,000, the value will be four times the stallion’s stud fee. This is an average value as an industry standard. The Yearling value is $10,000.

Sire of the Thoroughbred Two-Year-Old: "Half-Term"

1997 - # of Weanlings sold (1) - average price - $ 6,000
1998 - # of Weanlings sold (1) - average price - $ 2,500
1999 - # of Weanlings sold (0) - average price - $ n/a
2000 - # of Weanlings sold (1) - average price - $ 5,000

Adjustments by the Company as to the value of the Company’s horses, depends upon the health, conformation, breeding, performance and the producing of performance by the horses.

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

The Company expensed $ 12,696 of development costs for the period from June 30, 2002 to June 30, 2003.

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

NOTE 4: INCOME TAXES

Net (loss)	$	(12,696)
The provisions for income taxes is estimated as follows:
Currently payable		$0
Deferred		$0
The net (loss) for financial statements differs from the federal income tax net loss. A reconciliation is as follows:
Financial statement net loss		$12,696
Non-deductible services		10,936

Income tax net loss		1,760

Significant components of the Company's deferred tax asset are as follows:
Net operating loss carryforward		$600
Less valuation allowance		600

Net deferred asset		$0

NOTE 5: PREFERRED STOCK

No special rights or preferences have been assigned to the preferred stock.

NOTE 6: STOCK OPTION AGREEMENT

On November 1, 2000, the Company established a stock option agreement under which a total of 930,000 shares of common stock are reserved for the option.

The details of the option are as follows:

Number of Shares	Exercise Price	Exercise Date

64,000	$10.00	June 30, 2005
866,000	25.00	June 30, 2006

930,000

The Company has elected to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

A summary of the option activity for the period from June 30, 2002 to June 30, 2003 , pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price

Options outstanding at June 30, 2003	0	$0
Granted	930,000	23.81

Outstanding at June 30, 2002	930,000	$23.81

No shares are exercisable at June 30, 2003.

Information regarding stock options outstanding as of June 30, 2003 is as follows:

NOTE 6: STOCK OPTION AGREEMENT (CONTINUED)

Price range	$ 10.00 - $ 25.00

Weighted average exercise and grant date prices	23.81

Weighted average remaining contractual life	3 years, 5 months

The weighted average fair market value of options granted in the period of June 30, 2002 to June 30, 2003 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

Dividend yield	0
Expected volatility	50%
Risk fee interest rate	5.7%
Expected life	3-5 years

For purposes of pro forma disclosure, the estimated fair market value of the options, if any, is amortized to expense over the options’ vesting periods.

Under the Black-Scholes model, the options did not have any intrinsic value. Therefore, pro forma disclosure information has not been presented.

NOTE 7: SHARES OF STOCK ELIGIBLE FOR ISSUANCE

	Common	Preferred

Total stock authorized	5,000,000	5,000,000

Less stock issued	(89,000)	(5,000)

Less stock reserved for stock options	(930,000)	0

Balance available for issuance	3,981,000	4,995,000

NOTE 8: NET OPERATING LOSS CARRYFORWARD

The corporation has the following net operating loss carryforward:

Year	Amount	Expiration Date

June 30, 2003	$1,760	June 30, 2021

NOTE 9: FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER

A stockholder, Brad Brimhall, Operations Manager of the Company provided services for the maintenance, care and training of the horse. The value of the services is estimated to be $ 10,936.

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

Nevada Classic Thoroughbreds, Inc.

Dated: September 8, 2003	By: /s/ Kristin Curtis

Kristin Curtis
Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 8, 2003	By: /s/ JoAnna Curtis

JoAnna Curtis
President and Director

Dated: September 8, 2003	By: /s/ Pamela J. Brimhall

Pamela J. Brimhall
Secretary/Treasurer and Director

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-Reporting Issuers:

Not Applicable.