Form 10QSB
period 2003-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2003-11-12
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

                Commission file number: 000-32235



                   NEVADA CLASSIC THOROUGHBREDS, INC.
              (Name of small business issuer in its charter)


             NEVADA                               86-1007952
---------------------------------      --------------------------------
State of other jurisdiction           (IRS Employer Identification No.)
of incorporation or organization)


1649 E. Hackamore Street, Mesa, AZ 85203          (480) 890-0678
----------------------------------------     -------------------------
(Address of principal executive offices)     Issuer's telephone number


                                   None
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                      if changed since last report)









                           PART F/S

Financial Statements. The following financial statements are attached to this report and filed as a part thereof.










                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2003



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






                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2003
                              BALANCE SHEET


                                  ASSETS


CURRENT ASSETS
       Cash                                                $       0
       Fair Market Value of Services (Salary)                  2,734
       Maintenance of Horses, Materials and
         Outside Services                                        375
       Thoroughbred 2-year old                                10,000
                                                           -----------
                                                           $  13,109
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

LONG TERM LIABILITIES
     Notes Payable                                   0
        Operations Manager         0
        Principal Officer          0
                               -----
                                                            $       0
                                                           ==========
STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       5,000 shares issued and
         outstanding                                 5
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        89,000 shares issued and
          outstanding                               89
     Salary - by common stock (500 shares)
        Fair Market Value                        2,734









                           See Accompanying Notes

PAGE 2
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2003
                              BALANCE SHEET


BALANCE SHEET CONTINUED:

     Paid in capital in excess of
       par value of stock                          375
     Deficit accumulated during
       development stage                            (0)
                                             -----------

TOTAL STOCKHOLDERS' EQUITY                                  $ 13,109
                                                            ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 13,109
                                                            ==========


































                           See Accompanying Notes

PAGE 3
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING SEPTEMBER 30, 2003


                                     SEPT 30, 2003       SEPT 30, 2002
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  General                                      375                375
     Yearling
        Pasture              $ 300
        Supplemental Feed       35
        Veterinarian/Ferrier    40
                             ------

TOTAL EXPENSES                       $       3,109              3,109
                                      -------------       -----------
NET (LOSS)                           $      (3,109)      $    ( 3,109)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $        ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                    85,000             87,000
                                    ===============     ==============

















                           See Accompanying Notes

PAGE 4
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING SEPTEMBER 30, 2003


                                    SEPT 30, 2003         SEPT 30, 2002
                                    --------------        -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                          ($   3,109)        $(    3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services
            (500 shares/common stock)
             by Operations Manager           2,734               2,734

     Notes Payable                               0
        Operations Manager         0
        Principal Officer          0
                               -----
    Increase in paid in capital
       for payment of expenses
       by stockholders                           0                    0
  Changes in operating
    assets and liabilities:
      Accounts payable                           0                    0
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $           0           $        0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                    0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT SEPT 30, 2001      $        (40)           $     (93)
                                        ===========         ===========






                           See Accompanying Notes

PAGE 5
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2003


                                       SEPT 30, 2003     SEPT 30, 2002
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  3,109)          $  (3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of services
            (500 shares/common stock)
             by operations manager          2,734               2,734

    Increase in paid in capital
       for payment of expenses
       by stockholders                        375                 375

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    -------------          -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT SEPT 30, 2001
                                     $        (40)           $    (93)
                                    ==============         ============








                         See Accompanying Notes

PAGE 6
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2003


                                       SEPT 30, 2003     SEPT 30, 2002
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
                                          =========           =========






















                           See Accompanying Notes

PAGE 7
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2003


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

Thoroughbred 2-year-old

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

Sire of the Thoroughbred 2-year-old
    "Half-Term"

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



                           See Accompanying Notes

PAGE 8
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2003

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

                           See Accompanying Notes
PAGE 9
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2003


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





                           See Accompanying Notes

PAGE 10
                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                                          FOR PERIOD ENDING SEPTEMBER 30, 2003


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








                           See Accompanying Notes

PAGE 11
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2003


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

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K
               None


                                   PART II - 3

None























                           See Accompanying Notes

PAGE 12
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2003


                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, and the Financial Statements of an
Inactive Registrant, Regulation Section 210-3-11.   The Registrant has
duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  November 11, 2003             By:  /s/Kristin Curtis
                                     ----------------------------------
                                     Kristin Curtis
                                     Chief Accounting Officer


                                     By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President























                           See Accompanying Notes

PAGE 13