Form 10QSB
period 2003-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2004-02-27
CIK 1128383

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2003

                  Commission file number: 000-32235



                  NEVADA CLASSIC THOROUGHBREDS, INC.
            (Name of small business issuer in its charter)


             NEVADA                               86-1007952
---------------------------------     ---------------------------------
   State or other jurisdiction        (IRS Employer Identification No.)
of incorporation or organization)


                1649 E. Hackamore Street, Mesa, AZ  85203
               -------------------------------------------
                 (Address of principal executive offices)

                            (480) 890-0678
                       -------------------------
                       Issuer's telephone number

                                  None
             ----------------------------------------------
             (Former name, former address and former fiscal
                   year, if changed since last report)









                                PART F/S

Financial Statements. The following financial statements are attached to this report and filed as a part thereof.








                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED FINANCIAL STATEMENT
                   FOR PERIOD ENDING DECEMBER 31, 2003



                            TABLE OF CONTENTS


                                                             PAGE NO.

Item 1: FINANCIAL STATEMENTS

          Balance Sheet (unaudited)                             2-3

          Statement of Operations (unaudited)                   4-5

          Statement of Cash Flows (unaudited)                   6-7

          Notes to Financial Statements                        8-10

Item 2: Plan of Operation                                     10-11


PART II - OTHER INFORMATION                                      12

PART II - 3                                                      12


SIGNATUES                                                        13

























                   NEVADA CLASSIC THOROUGHBREDS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                     UNAUDITED FINANCIAL STATEMENT
                  FOR PERIOD ENDING DECEMBER 31, 2003
                             BALANCE SHEET

                                 ASSETS


CURRENT ASSETS
       Cash                                                $      40
       Fair Market Value of Services (Salary)                  2,734
       Maintenance of Horses, Materials and
         Outside Services                                        375
       Thoroughbred Two-Year Old                              10,000
       Fair Market Value of public reporting
         Company                                              50,000
                                                           -----------
                                                           $  63,149
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

LONG TERM LIABILITIES
     Notes Payable                                   0
        Operations Manager         0
        Principal Officer          0
                               -----
                                                            $       0
                                                           ==========
STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       5,000 shares issued and
         outstanding                                 5
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        89,000 shares issued and
          outstanding                               89
     Salary - by common stock (500 shares)
        Fair Market Value                        2,734
     Fair Market Value of public reporting
        Company                                 50,000






                           See Accompanying Notes

PAGE 2
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2003
                                BALANCE SHEET


BALANCE SHEET CONTINUED:

     Paid in capital in excess of
       par value of stock                          375
     Deficit accumulated during
       development stage                            (0)
                                             -----------

TOTAL STOCKHOLDERS' EQUITY                                  $ 63,149
                                                            ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 63,149
                                                            ==========


































                           See Accompanying Notes

PAGE 3
                     NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING DECEMBER 31, 2003


                                     DEC 31, 2003        DEC 31, 2002
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  Marketing                                      0                  0
  General                                      375                375
     Two-Year Old
        Pasture              $ 300
        Supplemental Feed       35
        Veterinarian/Ferrier    40
                             ------
  SEC Accounting                                 0                  0

TOTAL EXPENSES                       $       3,109              3,109
                                      -------------       -----------
NET (LOSS)                           $      (3,109)      $     (3,109)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)      $       ( .00)
                                     ==============      ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                    89,000             89,000
                                    ===============     ==============















                           See Accompanying Notes

PAGE 4
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING DECEMBER 31, 2003


                                    DEC 31, 2003          DEC 31, 2002
                                    ------------          ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                          ($   3,109)        ($    3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services
            (500 shares/common stock)
             by Operations Manager           2,734               2,734

     Notes Payable                               0                   0
        Operations Manager         0                         0
        Principal Officer          0                         0
                               -----                     -----
    Increase in paid in capital
       for payment of expenses
       by stockholders                         375                   0
  Changes in operating
    assets and liabilities:
      Accounts payable                           0                   0
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $           0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                   0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT DEC 31, 2003      $           0        $        (83)
                                        ===========          ==========






                           See Accompanying Notes

PAGE 5
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31, 2003


                                       DEC 31, 2003      DEC 31, 2002
                                       ------------      ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  3,109)          $  (3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of services
            (500 shares/common stock)
             by operations manager          2,734               2,734

    Increase in paid in capital
       for payment of expenses
       by stockholders                        375                   0

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    -------------          -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT DEC 31, 2003
                                     $          0            $    (83)
                                    ==============         ============








                         See Accompanying Notes

PAGE 6
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31, 2003


                                       DEC 31, 2003       DEC 31, 2002
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
                                          =========           =========






















                           See Accompanying Notes

PAGE 7
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2003


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

Thoroughbred Two-Year Old

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

If the number of horses sold is less than ten (10) and the stallion stud fee is less than $5,000, the value will be four times the stallion's stud fee. This is an average value as an industry standard. The Two-Year Old value is $10,000.

Sire of the Thoroughbred Two-Year Old
    "Half-Term"

             Stud Fee: $2,500

Adjustments by the Company as to the value of the Company's horses, depends upon the health, conformation, breeding, performance and the producing of performance by the horses.












PAGE 8



                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2003

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


PAGE 9
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2003


Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors and operations manager would pay the expenses of the Company up until June 30, 2004. After June 30, 2004, the Company would reimburse the officers and directors and operations manager for their direct expenses paid into the Company.

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

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risks Relating to Company's Business Form 10SB on file with the Securities and Exchange Commission." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-QSB. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statement or reflect events or circumstances after the date of this document.

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.






PAGE 10
                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                      FOR PERIOD ENDING DECEMBER 31, 2003


Result of Operation

The Company has achieved one of its main objectives to June 2002. The Company in its first and only breeding produced a filly with the Company's Proprietary "Power Genetic" numbers. The filly, now a two-year old, is predicted to be able to race at a high level of thoroughbred racing and potentially to obtain earnings of over $100,000 in the filly's racing career. (See Form 10SB, Plan of Operation, on file with the Securities and Exchange Commission.)

The unexpected death of the broodmare "Ms. Walkin" dealt the company a substantial delay in the timetable of racing its horses. The company will not be able to fully realize the value of its "Power Genetics" until the company's Two-Year Old can be bred and reproduce offspring.

The Company's broodmare, "Ms. Walkin," while being checked for pregnancy, unexpectedly reared up, falling backwards, striking her head on the ground and dying instantly. While some insurance policies would cover these losses, the company did not have such insurance in effect. Thus, the broodmare, "Ms. Walkin" was a complete loss to the company and put the company backwards two to three years in its timetable for racing its horses; a substantial blow to the company. The Two-Year Old was going to replace "Ms. Walkin" as a broodmare having "Power Genetics" greater than "Ms. Walkin" and theoretically producing better racehorses than "Ms. Walkin". The timetable, however, was not going to be for two to three years after income from racing the Two-Year Old would have been received by the company while other offspring would have been produced for potential racing income. The effect of the loss of "Ms. Walkin" is substantial in setting the company back in realizing income to the company.

Financial Condition and Liquidity

The $375 is the actual operating expenses during this quarter. The Company expects to remain inactive until such time as the Company can obtain capital through the public marketing of the Company's securities. Nevada Classic Thoroughbreds, Inc. can be easily financed by its officers and directors and operations manager until such time as the thoroughbred two-year old filly can be bred.










PAGE 11

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2003


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

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K
               None


                                  PART II - 3

None

























PAGE 12
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2003


                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the Financial Statements of an Inactive Registrant, Regulation Section 210-3-11.

     The Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  January 20, 2004             By:  /s/Kristin Curtis
                                     ----------------------------------
                                     Kristin Curtis
                                     Chief Accounting Officer


                                     By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President
























PAGE 13