Form 10QSB
period 2004-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2004-04-05
CIK 1128383

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from ______ to ______


                 Commission File Number: 000-31154


                  NEVADA CLASSIC THOROUGHBREDS, INC.
   (Exact name of small business issuer as specified in its charter)


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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Preferred stock - 5,000; Common stock - 93,000

Transitional Small Business Disclosure Format
(Check one): Yes [   ] No [ X ]


                            TABLE OF CONTENTS


                                                             PAGE NO.
PART I - FINANCIAL INFORMATION

     Item 1: FINANCIAL STATEMENTS

          Balance Sheet (unaudited) ........................    2-3

          Statement of Operations (unaudited) ..............    4-5

          Statement of Cash Flows (unaudited) ..............    6-7

          Notes to Financial Statements ....................    8-9

     Item 2: Plan of Operation .............................     10

     Item 3: Controls and Procedures .......................     11


PART II - OTHER INFORMATION

     Item 1.  Legal Information ............................     11

     Item 2.  Changes in Securities ........................     11

     Item 3.  Defaults upon Senior Securities ..............     11

     Item 4.  Submission of Matters to a Vote of
                 Security Holders ..........................     11

     Item 5.  Other Information ............................     11

     Item 6.  Exhibits and Reports on Form 8-K .............     14


SIGNATURES .................................................     14















PAGE i


                  NEVADA CLASSIC THOROUGHBREDS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                     UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING MARCH 31, 2004
                             BALANCE SHEET

                                 ASSETS


CURRENT ASSETS
       Cash                                                $       0
       Fair Market Value of Services (Salary)                  2,734
       Maintenance of Horses, Materials and
         Outside Services                                        375
       Thoroughbred Three-Year Old                            10,000
       Fair Market Value of public reporting
         Company                                              50,000
                                                           -----------
                                                           $  63,109
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              0

LONG TERM LIABILITIES
     Notes Payable                                                 0
        Operations Manager         0
        Principal Officer          0
                               -----
                                                            $      0
                                                           ===========
STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       5,000 shares issued and
         outstanding                                 5
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        93,000 shares issued and
          outstanding                               93
     Salary - by common stock (500 shares)
        Fair Market Value                        2,734
     Fair Market Value of public reporting
        Company                                 50,000




                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2004
                                BALANCE SHEET


BALANCE SHEET CONTINUED:

     Paid in capital in excess of
       par value of stock                          375
     Deficit accumulated during
       development stage                            (0)
                                             -----------

TOTAL STOCKHOLDERS' EQUITY                                  $ 63,109
                                                            ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 63,109
                                                            ==========
































                           See Accompanying Notes

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING MARCH 31, 2004


                                     MAR 31, 2004        MAR 31, 2003
                                    ---------------      -------------

REVENUE                              $           0       $          0
                                     --------------      -------------
EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  Marketing                                      0                  0
  General                                      375                394
     Three-Year Old
        Pasture              $ 300
        Supplemental Feed       35
        Veterinarian/Ferrier    40
                             ------
  SEC Accounting                                 0                  0
                                      -------------      -------------

TOTAL EXPENSES                       $       3,109              3,128
                                      -------------      -------------
NET (LOSS)                           $      (3,109)      $     (3,128)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .05)      $      ( .05)
                                     ==============      =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                    93,000             91,000
                                    ===============     ==============












                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING MARCH 31, 2004


                                    MAR 31, 2004          MAR 31, 2003
                                    ------------          ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                          ($   3,109)        ($    3,128)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services
            (500 shares/common stock)
             by Operations Manager           2,734               2,734

     Notes Payable                               0                   0
        Operations Manager         0                    0
        Principal Officer          0                    0
                               -----                -----
    Increase in paid in capital
       for payment of expenses
       by stockholders                         375                 394

  Changes in operating
    assets and liabilities:
      Accounts payable                           0                   0
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $           0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                   0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31, 2004      $           0        $          0
                                        ===========          ==========



                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                           STATEMENT OF CASH FLOWS
                       FOR PERIOD ENDING MARCH 31, 2004

                                       MAR 31, 2004      MAR 31, 2003
                                       ------------      ------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  3,109)          $  (3,128)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of services
            (500 shares/common stock)
             by operations manager          2,734               2,734

    Notes Payable                               0                   0
      Operations Manager         0                     0
      Principal Officer          0                     0
                               ----                  ----
    Increase in paid-in capital
      for payment of expenses
      by stockholders                        375                  394

  Changes in operating
    assets and liabilities:
         Accounts payable                       0                   0
                                    -------------          -----------
CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0            $      0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOW FROM ADDITIONAL PAID-IN CAPITAL
   BY THE OPERATIONS MANAGER &
   PRINCIPAL OFFICER                            0                   0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT MAR 31, 2004     $          0            $      0
                                    ==============         ============

                         See Accompanying Notes
PAGE 6


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING MARCH 31, 2004


                                       MAR 31, 2004       MAR 31, 2003
                                       ------------       ------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

   Fair market value of services
     (500 shares/common stock)
      by operations manager                $  2,734           $  2,734
                                          =========           ========

   Fair market value of services
    donated by stockholder                $       0           $      0
                                          =========           ========

   Increase in paid in capital
    for payment of expenses
    paid by stockholders                  $     375           $    394
                                          =========           ========



















                           See Accompanying Notes

                     NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

Horses Owned

Thoroughbred Three-Year Old

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

If the number of horses sold is less than ten (10) and the stallion stud fee is less than $5,000, the value will be four times the stallion's stud fee. This is an average value as an industry standard. The Three-Year Old value is $10,000.

Sire of the Thoroughbred Three-Year Old
    "Half-Term"

           Stud Fee: $2,500

Adjustments by the Company as to the value of the Company's horses, depends upon the health, conformation, breeding, performance and the producing of performance by the horses.

NOTE 2:  PREFERRED STOCK

No special rights or preferences have been assigned to the preferred stock.

NOTE 3:  GOING CONCERN

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

NOTE 4:  FINANCIAL STATEMENT OF AN INACTIVE REGISTRANT

Under 17 CFR 210.3-11, the Company does not need to provide an audited or reviewed quarterly report.

Reg. Statute 17 CFR 210.3-11 (revised 4/11/02) (in pertinent part):
     (a) Gross Receipts from all sources for the fiscal year are not in excess of $100,000;

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

NOTE 6:  SALARY - BY COMMON STOCK OR PREFERRED STOCK

In the corporate minutes the salary paid to the operations manager will be 500 shares of common stock per quarter (2000 shares annually) beginning July 1, 2001. Preferred Stock may be issued in lieu of Common Stock at the company's discretion at the same ratio of salary stock-to-issued and outstanding stock.

Item 2:  Plan of Operation

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

Result of Operation

The Company has achieved one of its main objectives to June 2002. The Company in its first and only breeding produced a filly with the Company's Proprietary "Power Genetic" numbers. The filly, now a three-year old, is predicted to be able to race at a high level of thoroughbred racing and potentially to obtain earnings of over $100,000 in the filly's racing career. (See Form 10SB, Plan of Operation, on file with the Securities and Exchange Commission.)

The unexpected death of the broodmare "Ms. Walkin" dealt the company a substantial delay in the timetable of racing its horses. The company will not be able to fully realize the value of its "Power Genetics" until the company's Three-Year Old can be bred and reproduce offspring.

The Company's broodmare, "Ms. Walkin," while being checked for pregnancy, unexpectedly reared up, falling backwards, striking her head on the ground and dying instantly. While some insurance policies would cover these losses, the company did not have such insurance in effect. Thus, the broodmare, "Ms. Walkin" was a complete loss to the company and put the company backwards two to three years in its timetable for racing its horses. The Three-Year Old is going to replace "Ms. Walkin" as a broodmare having "Power Genetics" greater than "Ms. Walkin" and theoretically producing better racehorses than "Ms. Walkin". The timetable, however, was not going to be for two to three years after income from racing the Three-Year Old would have been received by the company while other offspring would have been produced for potential racing income. The effect of the loss of "Ms. Walkin" is substantial in setting the company back in realizing immediate income to the company.

Financial Condition and Liquidity

The $375 is the actual operating expenses during this quarter. The Company expects to remain inactive until such time as the Company can obtain capital through the private or public marketing of the Company's securities. Nevada Classic Thoroughbreds, Inc. can be easily financed by its officers and directors and operations manager until such time as the thoroughbred two-year old filly can be bred.


Item 3. Controls and Procedures

The company is not an accelerated filer as of the end of its first fiscal year ending on or after June 15, 2004, therefore it must begin to comply with the annual internal control reporting for its first fiscal year ending on or after April 15, 2005.


                          PART II - OTHER INFORMATION

Item 1:  Legal Proceedings
               None

Item 2:  Changes in Securities
               None

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information

     (a) The registrant is reporting under this Item information not previously reported in a Form 8-K.

Common Stock Split - effective on or before June 30, 2004.

Nevada Classic Thoroughbreds, Inc. Common Stock forward split: One share of Common Stock to be 20 shares of Common Stock. The purpose of the stock split is for the convenience of the stockholders to purchase and/or liquidate shares.

Acquisition #1 - to be completed before June 30, 2004.

The company has acquired SEC Filings, Inc., dba SEC Filings and Stock Transfer, as a wholly-owned subsidiary. SEC Filings, Inc. has no business activity at the present time, nor income or assets. The purpose of acquiring this corporation is intended to perform transfer agent functions and securities filings for Nevada Classic Thoroughbreds, Inc. and other public companies, to offset the expenses of securities reporting and to capitalize on managements' skills and expertise in computer and automated procedure practices. The acquisition is insignificant as to Securities and Exchange Commission disclosures.

Acquisition #2: Thoroughbred breeding stock - to be completed before June 30, 2004.

The stockholders of the preferred stock of Nevada Classic
Thoroughbreds, Inc. are selling their shares publicly or privately for the purposes of providing Nevada Classic Thoroughbreds, Inc. with additional capital for specific use of funds, more particularly explained below.

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

                                                Issued & Outstanding
Preferred Shares            Authorized            to Shareholders
----------------            ----------          ---------------------
   Current                   5,000,000                   5,000
   After Split               5,000,000               2,000,000*
        *Forward split: 1 share = 400 shares

The 2,000,000 shares of Preferred Stock shown above will be sold, as follows:

     a. 1,000,000 shares at $.20 per share, the proceeds of which will go to Nevada Classic Thoroughbreds Inc. for the purposes set forth in the "Use of Funds" below, and

     b. 1,000,000 to be sold incrementally each year for a five-year period at the then-market value, with $.20 per share going to NCT for the purposes set forth in the "Use of Funds" below, and the balance to the shareholders.

     NOTE: Nevada Classic Thoroughbreds, Inc. will accept the portion of the shareholders' tax liability that relates to the funds the company receives from the above transactions.







USE OF FUNDS

Victory Gallop breeding share*                           $  150,000.00

Broodmare [in foal]                                      $   37,500.00

Richly Blended breeding share*                           $   12,500.00

     *"Breeding share" is the right to one breeding per year for the breeding life of the stallion, which is usually 20 years.

5-year reserves*:
    1,000,000 shares equally distributed over 5 years    $  200,000.00

     *Reserves are restricted to the direct costs associated with securities filings and the care, transportation, training, and racing of the company's horses.

                                BALANCE SHEET
                       AT TIME OF STOCK DISBURSEMENT

  ASSETS
      VICTORY GALLOP breeding share                       $  150,000.00

      Broodmare [in foal]:
            Broodmare                                         22,700.00
            In foal                                           15,000.00

      RICHLY BLENDED breeding share                           12,500.00

      RIO BUSCADOR (Broodmare)                                10,000.00

      RICHLY BLENDED breeding share bonus                      4,000.00
      VICTORY GALLOP breeding share bonus                     30,000.00

      SEC reporting company                                   50,000.00

      Reserves* (equally distributed over 5 years)           200,000.00
                                                          -------------
                       TOTAL ASSETS                       $  494,000.00
                                                          =============
  LIABILITIES & STOCKHOLDERS EQUITY

      Liabilities                                         $        0.00
      Stockholders Equity                                 $  494,000.00
                                                          -------------
                       TOTAL LIABILITIES &
                       STOCKHOLDERS EQUITY                $  494,000.00
                                                          =============

    *Reserves are restricted to the direct costs associated with securities filings and the care, transportation, training, and racing of the company's horses.

We invite any interested parties to contact us with any questions and/or visit our website for additional information.

            Phone:   (480) 890-0678
            E-mail:  inquire@nctfarm.com
            Website: www.nctfarm.com

     (b) The registrant will furnish information required by Item
401(g) of Regulation S-B (Sec. 228.401) in its periodic report due on or after the compliance date of July 31, 2005.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits

          1. Exhibit 31: Certification.

          2. Exhibit 32: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

                  None.


                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the Financial Statements of an Inactive Registrant, Regulation Section 210-3-11.

     The Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.

Dated:  April 1, 2004



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