Form 10KSB
period 2004-06-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2004-10-13
CIK 1128383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

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

ITEM 2: Description of Property.

The company’s real asset is its three-year old filly of 2001. The company spent a vast amount of time and energy in research to find the genetic pedigree with natural horse racing ability. The company feels the yearling has the genetics, heritage, and conformation encompassed by the technology of “Power Genetics.” The yearling is invaluable to the company in producing its racehorses. The yearling has a flaw: her left front leg turns one/sixteenth rotation from the knee to the hoof. This flaw is normally considered a minor flaw in veterinarian circles. Her “Power Genetics” indicated that her best racing distance would be a mile on the turf or grass surface.

The2001 three-year-old filly is a line breeding from the stallion, "Mr. Prospector." "Mr. Prospector" is a legend in the thoroughbred horse racing industry. The company's filly is genetically three/eighths "Mr. Prospector;" a direct son of "Mr. Prospector" would be genetically four/eighths "Mr. Prospector." The filly is genetically very similar to "Fusaichi Pegasus," whose sire is "Mr. Prospector" and whose dam is by "Dansig", a "Northern Dancer" son. Thus both the sire and dam side are genetically similar to the company's filly. "Fusaichi Pegasus" was syndicated for approximate $50,000,000 at the end of his racing career.

The 2001 three-year-old filly possesses “Power Genetics” numbers greater than either the sire or the dam. This filly has exceeded the power-numbers expectation from the breeding. While the company can, for all intents and purposes, be relatively accurate in its assessment now that the foal is a three-year-old, the company feels it has over-achieved what the mating was expected to produce. This filly does not resemble either the sire or the dam, but actually looks like and is built like “Mr. Prospector” himself. This is exactly “theoretically” what was supposed to happen in a successful line breeding. The line breeding of the filly is genetically three/eighths “Mr. Prospector.” A direct offspring of “Mr. Prospector” would be four/eighths. The company feels it has achieved a successful line breeding, intensifying the good qualities, while eliminating the unwanted qualities, with the exception of the left front leg turning out one/sixteenth rotation from the knee to the hoof. This would be considered a moderate flaw. The other indications are at this time that the company has produced a top-level racehorse with the ability to reproduce top-level racehorses.

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

The unexpected death of the broodmare “Ms. Walkin” dealt the company a substantial delay in the timetable of racing its horses. The company will not be able to fully realize the value of its “Power Genetics” until the company’s three-year-old filly can be bred in 2006 and produce offspring in 2007. “Ms. Walkin,” while being checked by a veterinarian for pregnancy, unexpectedly reared up, falling backwards, striking her head on the ground and dying instantly. While some insurance policies would cover these losses, the company did not have such insurance in effect. Thus, the broodmare, “Ms. Walkin,” was a complete loss to the company, and set the company back two to three years in its timetable for racing its horses; a substantial blow to the company. The 2001 yearling was expected to replace “Ms. Walkin” as a broodmare, having “Power Genetics” greater than “Ms. Walkin” and theoretically producing better racehorses than “Ms. Walkin.” The timetable, however, was not going to be for two to three years after income from racing the yearling would have been received by the company while other offspring would have been produced for potential racing income. The effect of the loss of “Ms. Walkin” is substantial in setting the company back in realizing income to the company and the company will remain inactive until such income can be realized by the company.

ITEM 7: Financial Statements.

The following financial statements are attached to this 10-KSB Annual Report and filed as a part hereof.

NEVADA CLASSIC THOROUGHBREDS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2004

BALANCE SHEET

FOR PERIOD ENDING JUNE 30, 2004

ASSETS
		JUNE 30, 2004		JUNE 30,2003

CURRENT ASSETS
Cash		$0		$0
Thoroughbred Three-Year Old		10,000		10,000

TOTAL ASSETS		10,000		10,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$0		$0

STOCKHOLDERS' EQUITY
Preferred stock, par value
$.001 per share
Authorized 5,000,000 shares
5,000 shares issued and
outstanding	$5		5
Common stock,
par value $.001 per share
Authorized 5,000,000 shares
89,000 shares issued and
outstanding	89		89
Paid in capital in excess of
par value of stock	12,696		12,696

Deficits accumulated
during developmental stage	(2,790)		(2,790)

TOTAL STOCKHOLDERS' EQUITY		$10,000		$10,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$10,000		$10,000

See Accompanying Notes

STATEMENT OF OPERATIONS

FOR PERIOD ENDING JUNE 30, 2004

		JUNE 30, 2004			JUNE 30, 2003

REVENUE			$0			$0

EXPENSES
Development costs			0			0
General & Administrative			10,936			10,936
Marketing			0			0
General			1,760			1,760
Broodmare (deceased 3/02)
Pasture	$0			$0
Supplemental Feed	0			0
Veterinarian/Ferrier	0			0

	0			0

Three-Year Old
Pasture	$1,200			$1,200
Supplemental Feed	410			410
Veterinarian/Ferrier	150			150

	1,760			1,760

SEC Accounting			$0			$0

TOTAL EXPENSES			$12,696			12,696

NET (LOSS)			$(12,696)			$(12,696)

NET (LOSS) PER COMMON SHARE
Basic and diluted		$	( .00)		$	( .00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted			1,780,000			89,000

See Accompanying Notes

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JUNE 30, 2003 TO JUNE 30, 2004

UNAUDITED					UNAUDITED
JUNE 30, 2004					JUNE 30, 2003

Preferred Stock			Common Stock		Preferred Stock		Common Stock

Shares		Amount	Shares	Amount	Shares	Amount	Shares	Amount

JUNE 30, 2001 - STOCK ISSUED TO FOUNDERS
Preferred:	2,000,000	$2,000	0	$0	5,000	$5	0	$0
Common:	0	0	1,780,000	1,780	0	0	89,000	89
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER
	0	0	0	0	0	0	0	0
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
	0	0	0	0	0	0	0	0
NET (LOSS) FOR THE PERIOD FROM JUNE 30, 2003 TO JUNE 30, 2004
	0	0	0	0	0	0	0	0

BALANCE - JUNE 30, 2004
	2,000,000	$2,000	1,780,000	$1,780	5,000	$0	89,000	$89

See Accompanying Notes

STATEMENT OF STOCKHOLDERS' EQUITY (continued)

UNAUDITED JUNE 30, 2004		UNAUDITED JUNE 30, 2003

Paid in Capital in Excess of Par Value of Stock	Paid in Capital Accumulation During the Development Stage	Deficit in Excess of Par Value of Stock	Accumulation during the Development Stage

JUNE 30, 2001
Preferred (2,000)	0	(5)	0
Common (1,780)	0	(89)	0

FAIR MARKET VALUE OF SERVICES PROVIDED BY STOCKHOLDER
10,936	0	10,936	0

DONATED OR GIFTED CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
1,760	0	3,797	0

NET (LOSS) FOR THE PERIOD FROM JUNE 30, 2003 TO JUNE 30, 2004
$0	$(12,696)	$0	$(12,696)

BALANCE, JUNE 30, 2004
$0	$0	$12,602	$(12,696)

See Accompanying Notes

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 30, 2003 TO JUNE 30, 2004

	UNAUDITED JUNE 30, 2004		UNAUDITED JUNE 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$	(12,696)	$	(12,696)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Fair market value of services provided by stockholder		10,936		10,936
Increase in donated or gifted capital for payment of expenses by stockholders		1,760		1,760
Changes in operating assets and liabilities:
Accounts payable		0		0

NET CASH PROVIDED BY OPERATING ACTIVITIES		$0		$0

CASH FLOWS FROM INVESTING ACTIVITIES		0		0

CASH FLOWS FROM FINANCING ACTIVITIES		0		0

NET INCREASE IN CASH AND CASH BALANCE AT JUNE 30, 2003		$0		$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$0		$0

Cash paid for taxes		$0		$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair market value of services provided by stockholder		$10,936		$10,936

Increase in donated or gifted capital for payment of expenses paid by stockholders		$1,760		$1,760

See Accompanying Notes

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

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

Horse Owned — Thoroughbred Three-Year-Old

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

Sire of the Thoroughbred Three-Year-Old Filly: "Half-Term"

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

The Company did not expense any development costs as per donation or gift from the shareholders for the period from June 30, 2003 to June 30, 2004.

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

NOTE 4: INCOME TAXES

Net (loss)	$	(12,696)
The provisions for income taxes is estimated as follows:
Currently payable		$0
Deferred		$0
The net (loss) for financial statements differs from the federal income tax net loss. A reconciliation is as follows:
Financial statement net loss		$12,696
Non-deductible services		10,936

Income tax net loss		1,760

Significant components of the Company's deferred tax asset are as follows:
Net operating loss carryforward		$0
Less valuation allowance		0

Net deferred asset		$0

NOTE 5: PREFERRED STOCK

No special rights or preferences have been assigned to the preferred stock.

NOTE 6: STOCK OPTION AGREEMENT

On November 1, 2000, the Company established a stock option agreement under which a total of 930,000 shares of common stock are reserved for the option.

The details of the option are as follows:

Number of Shares	Exercise Price	Exercise Date

64,000	$10.00	June 30, 2015
866,000	25.00	June 30, 2016

930,000

The Company has elected to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

A summary of the option activity for the period from June 30, 2003 to June 30, 2004 , pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price

Options outstanding at June 30, 2004	0	$0
Granted	930,000	23.81

Outstanding at June 30, 2003	930,000	$23.81

No shares are exercisable at June 30, 2004.

Information regarding stock options outstanding as of June 30, 2004 is as follows:

NOTE 6: STOCK OPTION AGREEMENT (CONTINUED)

Price range	$ 10.00 - $ 25.00

Weighted average exercise and grant date prices	23.81

Weighted average remaining contractual life	11 years, 5 months

The weighted average fair market value of options granted in the period of June 30, 2003 to June 30, 2004 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

Dividend yield	0
Expected volatility	50%
Risk fee interest rate	5.7%
Expected life	10-15 years

For purposes of pro forma disclosure, the estimated fair market value of the options, if any, is amortized to expense over the options’ vesting periods.

Under the Black-Scholes model, the options did not have any intrinsic value. Therefore, pro forma disclosure information has not been presented.

NOTE 7: SHARES OF STOCK ELIGIBLE FOR ISSUANCE

	Common	Preferred

Total stock authorized	5,000,000	5,000,000

Less stock issued	(1,780,000)	(2,000,000)

Less stock reserved for stock options	(930,000)	0

Balance available for issuance	2,290,000	3,000,000

NOTE 8: NET OPERATING LOSS CARRYFORWARD

The corporation has the following net operating loss carryforward:

Year	Amount	Expiration Date

June 30, 2004	$0	June 30, 2021

NOTE 9: FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER

A stockholder, Brad Brimhall, Operations Manager of the Company provided services for the maintenance, care and training of the horse. The value of the services is estimated to be $ 10,936.

NOTE 10: COMPANY MARKET VALUE

The Company's estimated market value as a potential merger candidate is $50,000. This market value cannot be reflected in the accounting procedures, but could be reflected when the Company's stock is publicly traded.

NOTE 11: LIMITED OPERATION COSTS

The shareholders have elected to pay the operation costs of the company up to June, 2005 as gifts or donations to the Company. Brad Brimhall has elected not to receive stock compensation as of June 30, 2004 and continuing until the Company is in active operation.

NOTE 12: GOING CONCERN

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

NOTE 13: INSURANCE

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

Nevada Classic Thoroughbreds, Inc.

Dated: October 13, 2004	By: /s/ Kristin Curtis

Kristin Curtis
Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 13, 2004	By: /s/ JoAnna Curtis

JoAnna Curtis
President and Director

Dated: October 13, 2004	By: /s/ Pamela J. Brimhall

Pamela J. Brimhall
Secretary/Treasurer and Director

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-Reporting Issuers:

Not Applicable.