Form 10QSB
period 2004-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2004-11-12
CIK 1128383

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

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










                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2004



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


































                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2004
                               BALANCE SHEET


                                  ASSETS


CURRENT ASSETS
       Cash                                                $       0
       Fair Market Value of Services (Salary)                  2,734
       Maintenance of Horses, Materials and
         Outside Services                                        375
       Thoroughbred 3-year old                                10,000
                                                           -----------
                                                           $  13,109
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

LONG TERM LIABILITIES
     Notes Payable                                   0
        Operations Manager         0
        Principal Officer          0
                               -----
                                                            $       0
                                                           ==========
STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       5,000 shares issued and
         outstanding                             2,000
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        89,000 shares issued and
          outstanding                            1,780
     Salary - by common stock (500 shares)
        Fair Market Value                        2,734









                           See Accompanying Notes

PAGE 2

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2004
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
                                                            ==========

































                           See Accompanying Notes

PAGE 3
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING SEPTEMBER 30, 2004


                                     SEPT 30, 2004       SEPT 30, 2003
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  General                                      375                375
     Filly
        Pasture              $ 300
        Supplemental Feed       35
        Veterinarian/Ferrier    40
                             ------

TOTAL EXPENSES                       $       3,109              3,109
                                      -------------       -----------
NET (LOSS)                           $      (3,109)      $    ( 3,109)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $        ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,780,000             85,000
                                    ===============     ==============

















                           See Accompanying Notes

PAGE 4
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING SEPTEMBER 30, 2004


                                    SEPT 30, 2004         SEPT 30, 2003
                                    --------------        -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                          ($   3,109)        $(    3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services
            (500 shares/common stock)
             by Operations Manager           2,734               2,734

     Notes Payable                               0
        Operations Manager         0
        Principal Officer          0
                               -----
    Increase in paid in capital
       for payment of expenses
       by stockholders                           0                    0
  Changes in operating
    assets and liabilities:
      Accounts payable                           0                    0
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $           0           $        0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                    0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT SEPT 30, 2001      $        (40)           $     (40)
                                        ===========         ===========






                           See Accompanying Notes

PAGE 5
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2004


                                       SEPT 30, 2004     SEPT 30, 2003
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  3,109)          $  (3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of services
            (500 shares/common stock)
             by operations manager          2,734               2,734

    Increase in paid in capital
       for payment of expenses
       by stockholders                        375                 375

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    -------------          -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT SEPT 30, 2001
                                     $        (40)           $    (40)
                                    ==============         ============








                         See Accompanying Notes

PAGE 6
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2004


                                       SEPT 30, 2004     SEPT 30, 2003
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
                                          =========           =========






















                           See Accompanying Notes

PAGE 7
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2004


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

Thoroughbred 3-year-old

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

If the number of horses sold is less than ten (10) and the stallion stud fee is less than $5,000, the value will be four times the stallion's stud fee. This is an average value as an industry standard. The 3-year old value is $10,000.

Sire of the Broodmare
    "Misawaki"

1998- # of Broodmares sold (23) - average price - $51,904
1999- # of Broodmares sold (22) - average price - $66,557
2000- # of Broodmares sold (23) - average price - $81,578

Sire of the Thoroughbred 3-year-old
    "Half-Term"

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



                           See Accompanying Notes

PAGE 8
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2004

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

                           See Accompanying Notes
PAGE 9
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2004


Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors and operations manager would pay the expenses of the Company up until June 30, 2005. After June 30, 2005, the Company would reimburse the officers and directors and operations manager for their direct expenses paid into the Company.

The payback of the long-term liabilities will be within a five-year period with a simple yearly interest rate of 5% on any outstanding balance.

Note 6:  SALARY - BY COMMON STOCK

In the corporate minutes the salary paid to the operations manager is donated to the company by the operations manager until the company becomes active.

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





                           See Accompanying Notes

PAGE 10
                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                                          FOR PERIOD ENDING SEPTEMBER 30, 2004


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

The unexpected death of the broodmare "Ms. Walkin" dealt the company a substantial delay in the timetable of racing its horses. The company will not be able to fully realize the value of its "Power Genetics" until the company's filly can be bred and reproduce offspring. "Ms. Walkin," while being checked for pregnancy, unexpectedly reared up, falling backwards, striking her head on the ground and dying instantly. While some insurance policies would cover these losses, the company did not have such insurance in effect. Thus, the broodmare, "Ms. Walkin" was a complete loss to the company and put the company backwards two to three years in its timetable for racing its horses; a substantial blow to the company. The filly was going to replace "Ms. Walkin" as a broodmare having "Power Genetics" greater than "Ms. Walkin" and theoretically producing better racehorses than "Ms. Walkin." The timetable, however, was not going to be for two to three years after income from racing the filly would have been received by the company while other offspring would have been produced for potential racing income. The effect of the loss of "Ms. Walkin" is substantial in setting the company back in realizing income to the company and the company will remain in active until such income can be realized by the company.

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








                           See Accompanying Notes

PAGE 11
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2004


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

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K
               None


                                   PART II - 3

None























                           See Accompanying Notes

PAGE 12
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2004


                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, and the Financial Statements of an
Inactive Registrant, Regulation Section 210-3-11.   The Registrant has
duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  November 12, 2004             By:  /s/Kristin Curtis
                                     ----------------------------------
                                     Kristin Curtis
                                     Chief Accounting Officer


                                     By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President























                           See Accompanying Notes

PAGE 13