Form 10QSB
period 2004-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2005-02-14
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2004

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









============================================================================
                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2004



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





=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2004
                              BALANCE SHEET


                                  ASSETS


CURRENT ASSETS
       Cash                                                $       0
       Fair Market Value of Services (Salary)                  2,734
       Maintenance of Horses, Materials and
         Outside Services                                        375
       Thoroughbred 4-year old                                10,000
                                                           -----------
                                                           $  13,109
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

LONG TERM LIABILITIES
     Notes Payable                                   0
        Operations Manager         0
        Principal Officer          0
                               -----
                                                            $       0
                                                           ==========
STOCKHOLDERS' EQUITY
     Preferred stock, par value
       $.001 per share
       Authorized 5,000,000 shares
       2,000,000 shares issued and
         outstanding                             2,000
     Common stock,
        par value $.001 per share
        Authorized 5,000,000 shares
        1,780,000 shares issued and
          outstanding                            1,780
     Salary - by common stock (500 shares)
        Fair Market Value                        2,734








                           See Accompanying Notes

PAGE 2
=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2004
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
                                                            ==========

































                           See Accompanying Notes

PAGE 3
=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING DECEMBER 31, 2004


                                       DEC 31, 2004      DEC 31, 2003
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  General                                      375                375
     Filly
        Pasture              $ 300
        Supplemental Feed       35
        Veterinarian/Ferrier    40
                             ------

TOTAL EXPENSES                       $       3,109              3,109
                                      -------------       -----------
NET (LOSS)                           $      (3,109)      $    ( 3,109)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $        ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,780,000             89,000
                                    ===============     ==============
















                           See Accompanying Notes

PAGE 4
=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING DECEMBER 31, 2004


                                     DEC 31, 2004         DEC 31, 2003
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
                                        ===========         ===========





                           See Accompanying Notes

PAGE 5
=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31, 2004


                                       DEC 31, 2004     DEC 31, 2003
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
                                    ==============         ============







                         See Accompanying Notes

PAGE 6
=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31, 2004


                                       DEC 31, 2004      DEC 31, 2003
                                    ------------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

   Fair market value of services
     (500 shares/common stock)
      by operations manager                $  2,734           $  2,734

   Fair market value of services
    donated by stockholder                $     375           $    375
                                          =========           ========

   Increase in paid in capital
    for payment of expenses
    paid by stockholders                  $     375           $    375
                                          =========           =========





















                           See Accompanying Notes

PAGE 7
=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2004


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

Thoroughbred 4-year-old

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

If the number of horses sold is less than ten (10) and the stallion stud fee is less than $5,000, the value will be four times the stallion's stud fee. This is an average value as an industry standard. The 3-year average value is $10,000.

Sire of Ms. Walkin, the Broodmare
    "Misawaki"

1998- # of Broodmares sold (23) - average price - $51,904
1999- # of Broodmares sold (22) - average price - $66,557
2000- # of Broodmares sold (23) - average price - $81,578

Sire of Rio Buscador, the Thoroughbred 4-year-old
    "Half-Term"

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


                           See Accompanying Notes

PAGE 8
=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2004

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

                           See Accompanying Notes
PAGE 9
=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2004


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




                           See Accompanying Notes

PAGE 10
=======================================================================
                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                                          FOR PERIOD ENDING DECEMBER 31, 2004


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







                           See Accompanying Notes

PAGE 11
=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2004


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

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K
               None


                                   PART II - 3

None






















                           See Accompanying Notes

PAGE 12
=======================================================================
                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED FINANCIAL STATEMENT
                   FOR PERIOD ENDING DECEMBER 31, 2004


                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, and the Financial Statements of an
Inactive Registrant, Regulation Section 210-3-11.   The Registrant has
duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  February 14, 2005            By:  /s/Kristin Curtis
                                     ----------------------------------
                                     Kristin Curtis
                                     Chief Accounting Officer


                                     By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President






















                           See Accompanying Notes

PAGE 13
=======================================================================