Form 10QSB
period 2005-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2005-05-13
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2005

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









=======================================================================
                     NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2005



                             TABLE OF CONTENTS


                                                             PAGE NO.

Item 1:  FINANCIAL STATEMENTS

           Balance Sheet (unaudited)                             2-3

           Statement of Operations (unaudited)                   4-5

           Statement of Cash Flows (unaudited)                   6-7

           Notes to Financial Statements                        8-10

Item 2:  Plan of Operation                                     10-11

Signatures                                                        13

Exhibits 31                                                    14-15

Exhibits 32                                                    16-17





=======================================================================
                     NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2005
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









                           See Accompanying Notes

PAGE 2
=======================================================================
                     NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2005
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
                                                            ==========


































                           See Accompanying Notes

PAGE 3
=======================================================================
                     NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING MARCH 31, 2005


                                       MAR 31, 2005      MAR 31, 2004
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  General                                      375                375
     Four-year-old
        Pasture              $ 300
        Supplemental Feed       35
        Veterinarian/Ferrier    40
                             ------

TOTAL EXPENSES                       $       3,109              3,109
                                      -------------       -----------
NET (LOSS)                           $      (3,109)      $    ( 3,109)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .05)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,780,000             93,000
                                    ===============     ==============

















                           See Accompanying Notes

PAGE 4
=======================================================================
                     NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (cont'd)
                     FOR PERIOD ENDING MARCH 31, 2005


                                    MAR 31, 2005         MAR 31, 2004
                                    --------------        -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                          ($   3,109)        $(     3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services
            (500 shares/common stock)
             by Operations Manager           2,734                2,734

     Notes Payable                               0                    0
        Operations Manager         0
        Principal Officer          0
                               -----
    Increase in paid in capital
       for payment of expenses
       by stockholders                           0                  375
  Changes in operating
    assets and liabilities:
      Accounts payable                           0                    0
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $           0           $        0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                    0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                    0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31, 2005      $         (40)           $       0
                                        ===========         ===========






                           See Accompanying Notes

PAGE 5
=======================================================================
                     NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING MARCH 31, 2005


                                       MAR 31, 2005      MAR 31, 2004
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  3,109)          $  (3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of services
            (500 shares/common stock)
             by operations manager          2,734               2,734

    Increase in paid in capital
       for payment of expenses
       by stockholders                        375                 375

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    -------------          -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT SEPT 30, 2001
                                     $        (40)           $      0
                                    ==============         ============








                         See Accompanying Notes

PAGE 6
=======================================================================
                    NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CASH FLOWS (continued)
                     FOR PERIOD ENDING MARCH 31, 2005


                                       MAR 31, 2005	     MAR 31, 2004
                                    ------------------   ---------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

   Fair market value of services
     (500 shares/common stock)
      by operations manager                $  2,734           $  2,734

   Fair market value of services
    donated by stockholder                $     375           $      0
                                          =========           ========

   Increase in paid in capital
    for payment of expenses
    paid by stockholders                  $     375           $    375
                                          =========           =========






















                           See Accompanying Notes

PAGE 7
=======================================================================
                     NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2005


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





PAGE 8
=======================================================================
                     NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2005

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


PAGE 9
=======================================================================
                     NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2005


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







PAGE 10
=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENT
                                          FOR PERIOD ENDING MARCH 31, 2005


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

The unexpected death of the broodmare "Ms. Walkin" dealt the company a substantial delay in the timetable of racing its horses. The company will not be able to fully realize the value of its "Power Genetics" until the company's fill can be bred and reproduce offspring.

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


























PAGE 11
=======================================================================
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                      FOR PERIOD ENDING MARCH 31, 2005


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

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
               None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K
               None


                                PART II - 3

None

























PAGE 12
=======================================================================
                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                               SIGNATURES
                    FOR PERIOD ENDING MARCH 31, 2005


                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, and the Financial Statements of an
Inactive Registrant, Regulation Section 210-3-11.   The Registrant has
duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  May 13, 2005             By:  /s/Kristin Curtis
                                     ----------------------------------
                                     Kristin Curtis
                                     Chief Accounting Officer


                                     By:  /s/ JoAnna Curtis
                                     ----------------------------------
                                     JoAnna Curtis
                                     President

























PAGE 13
=======================================================================


Exhibit 31.




CERTIFICATION


I, JoAnna Curtis, certify that:

1. I have reviewed this March 31, 2005 quarterly report on Form 10-QSB of Nevada Classic Thoroughbreds, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant.

Date: May 13, 2005



                               By:  /s/ JoAnna Curtis
                               ----------------------------------
                               JoAnna Curtis
                               President


















PAGE 14
=======================================================================


Exhibit 31.



CERTIFICATION





I, Kristin Curtis, certify that:

1. I have reviewed this March 31, 2005 quarterly report on Form 10-QSB of Nevada Classic Thoroughbreds, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant.

Date: May 13, 2005




                               By:  /s/Kristin Curtis
                               ----------------------------------
                               Kristin Curtis
                               Chief Accounting Officer
















PAGE 15
=======================================================================


Exhibit 32.


          Certification of Nevada Classic Thoroughbreds, Inc.
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                regarding Quarterly Report on Form 10-QSB
                   for the quarter ended March 31, 2005


Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002
(subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Nevada Classic Thoroughbreds, Inc., a Nevada corporation (the "Company"), does hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2005


                               By:  /s/ JoAnna Curtis
                               ----------------------------------
                               JoAnna Curtis
                               President

























PAGE 16
=======================================================================


Exhibit 32.



           Certification of Nevada Classic Thoroughbreds, Inc.
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                regarding Quarterly Report on Form 10-QSB
                  for the quarter ended March 31, 2005



Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002
(subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Nevada Classic Thoroughbreds, Inc., a Nevada corporation (the "Company"), does hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 (the "Form 10-QSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 13, 2005




                               By:  /s/Kristin Curtis
                               ----------------------------------
                               Kristin Curtis
                               Chief Accounting Officer




















PAGE 17