Form 10KSB
period 2005-06-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2005-07-27
CIK 1128383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission file number: 000-31154

Nevada Classic Thoroughbreds, Inc.
(Name of small business issuer in its charter)

Nevada	86-1007952
(State or other jurisdiction of incorporation or organization)	(I.R.S. EIN)

705 North 110th Place, Mesa, AZ	85207
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:
(480) 890-0678

     Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under 12(g) of the Exchange Act:
Common Stock
(Title of Class)

Horse Preferred Stock
(Title of Class)

Ranch Preferred Stock
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

2,182,000 shares Common Stock
2,000,000 shares Horse Preferred Stock
2,000,000 shares Ranch Preferred Stock

DOCUMENTS INCORPORATED BY REFERENCE:
March 31, 2004 10-QSB

Transitional Small Business Disclosure Format (Check one):       Yes            No   X

PART I:

ITEM 1: Description of Business.

Nevada Classic Thoroughbreds, Inc. (henceforth referred to as NCT) has developed a breeding, training, racing, proprietary, unified horse racing structure. The company is vertically structured making it possible for one or two people to maintain real-time contact with one to four racing horses. This provides the breeding, training and racing of the individual racehorse to be accomplished completely in-house. The company has control over the unified system.

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

ITEM 2: Description of Property.

The company’s real asset is its four-year old filly of 2001. The company spent a vast amount of time and energy in research to find the genetic pedigree with natural horse racing ability. The company feels the four-year-old filly has the genetics, heritage, and conformation encompassed by the technology of “Power Genetics.” The four-year-old filly is invaluable to the company in producing its racehorses. The four-year-old filly has a flaw: her left front leg turns one/eighth rotation from the knee to the hoof. This flaw is normally considered a medium flaw by Arizona Equine Veterinary Clinic, in Gilbert, Arizona. Her “Power Genetics” indicated that her best racing distance would be one and one-fourth miles on the turf or grass surface.

The four-year-old filly is a line breeding from the stallion, "Mr. Prospector." "Mr. Prospector" is a legend in the thoroughbred horse racing industry. The company's filly is genetically three/eighths "Mr. Prospector;" a direct son of "Mr. Prospector" would be genetically four/eighths "Mr. Prospector." The filly is genetically very similar to "Fusaichi Pegasus," whose sire is "Mr. Prospector" and whose dam is by "Dansig", a "Northern Dancer" son. Thus both the sire and dam side are genetically similar to the company's filly. "Fusaichi Pegasus" was syndicated for approximate $50,000,000 at the end of his racing career.

The 2001 four-year-old filly possesses “Power Genetics” numbers greater than either the sire or the dam. This filly has exceeded the power-numbers expectation from the breeding. While the company can, for all intents and purposes, be relatively accurate in its assessment now that the foal is a four-year-old, the company feels it has over-achieved what the mating was expected to produce. This filly does not resemble either the sire or the dam, but actually looks like and is built like “Mr. Prospector” himself. This is exactly “theoretically” what was supposed to happen in a successful line breeding. The line breeding of the filly is genetically three/eighths “Mr. Prospector.” A direct offspring of “Mr. Prospector” would be four/eighths. The company feels it has achieved a successful line breeding, intensifying the good qualities, while eliminating the unwanted qualities, with the exception of the left front leg turning out one/sixteenth rotation from the knee to the hoof. This would be considered a moderate flaw. The other indications are at this time that the company has produced a top-level racehorse with the ability to reproduce top-level racehorses.

ITEM 3: Legal Proceedings.

Not Applicable.

ITEM 4: Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II:

ITEM 5: Market for Common Equity and Related Stockholder Matters.

There are no markets for the company’s securities. The company is inactive at the present time.

The company intends to obtain a market maker for the company’s common stock and horse preferred stock..

The 5,000 shares that was previously forward split into 2,000,000 shares shall be forward split again 1 to 2, to 4,000,000 shares and then divided equally between the horse preferred stock (2,000,000 shares) and the ranch preferred stock (2,000,000 shares). The remaining 1,000,000 shares is authorized but is not issued or outstanding as follows: 500,000 shares authorized of horse preferred stock and 500,000 shares authorized of ranch preferred stock.

Pursuant to an agreement between Brad Brimhall and the company, the salary reserve stock of the common stock reserved for Brad Brimhall shall be used for NCT treasury stock, giving the company additional liquidity to eventually be issued to the public. The salary reserved treasury stock is restricted stock until June 30, 2006.

The preferred stock was initially registered with the Securities and Exchange Commission at its initial filing of the 10SB12G. The stock became freely tradable on October 14, 2002. On March 31, 2005,a stock split occurred, resulting in 2,000,000 shares of horse preferred stock and 2,000,000 shares of ranch preferred stock. Descendants Trust offered a block of stock for sale on a private and a public offer to the public. This block was withdrawn on June 30, 2005 with no sales made or proceeds received, and offered again to the public on June 30, 2005 as described elsewhere in this document. At the present time, the Horse Preferred Stock and the Ranch Preferred Stock are freely tradable.

The freely tradable common stock owned by Descendant's Trust and Brad Brimhall was split and redistributed to the market makers in the form of warrants to enable the market makers to make a market in the company's stock. The split is fully described in Item 6 of this document.

The company has issued dividends to its current shareholders from stock donated to the company by Descendant's Trust. The shareholders of the company's common stock are almost entirely made up of sophisticated and accredited investors, many of whom have held their stock since 2000. The company has elected to give its shareholders on the common stock shareholders list as of July 20, 2005 1/2% (.5%) of the horse preferred stock and 1/2% (.5%) of the ranch preferred stock, which amounts to 10,000 shares of the horse preferred stock and 10,000 shares of the ranch preferred stock. The distribution amount per shareholder will be based upon the number of common stock shares held. Example: 1,400 shares of common stock, if equal to .007 percent of the issued and outstanding common stock; this allows a dividend of .007 percent each of horse preferred stock and ranch preferred stock, totalling 7 shares of horse preferred stock and 7 shares of ranch preferred stock. This excludes the 930,000 shares of common stock set aside for stock option

The disbursement of the ranch preferred stock will occur at a later date, to be determined by the management of the company.

Ideally the market for the company’s stock is in the heart of the horse racing and gaming industry. One or more market makers in either of the states of Kentucky, California, Nevada, or New York would suit the needs of the investors as well as providing the company with representation in the horse racing industry, thereby giving investors the flexibility of various security goals and the company with its liquidity to take advantage of opportunities as they arise. The company needs to meet the needs of its shareholders in their buying and selling of the company’s securities, and in their investment objections, having available horse preferred stock in the horses the company acquires. Investors may want the the potential capital appreciation of the company’s horses.

The beneficial shareholders has withdrawn their block of stock for sale as described in the March 31, 2004 10Q. The company could not acquired the horse interests in a timely manner. The excellent reputation of the company and the company’s intent on purchasing interests in the horses allowed the company’s competitors to obtain the interests in the horses before the company. To eliminate this situation, the shareholders of the company have offered for sale a block of their personally-owned shares to be gifted to the company to enable the company to be financially able to take advantage of interests in horses before its competitors.

ITEM 6: Management's Discussion and Analysis or Plan of Operation.

The major concerns of the company have been addressed: that of producing a foal that has the genetic qualities that the company needs in order to be successful. The use of the company’s “Power Genetics” system has produced a foal whose “Power Genetics” numbers are greater than either the sire’s or the dam’s power numbers. The four-year-old filly’s flaw is her left front leg turning out one/sixteenth rotation from the knee to the hoof. It would be considered a moderate rotation in normal breeding and racing circles. This flaw may or may not affect the four-year-old filly’s racing ability. Another major concern of the company is filing its Security and Exchange Commission required yearly and quarterly filings. This has been addressed and appears that there are no problems in meeting the Security and Exchange Commission disclosure requirements as the company desires its shareholders to be fully informed on every material aspect of the company.

The company intends to obtain market makers for the company’s stock and a bank line of credit to enable the company to effectively participate in horse interests when they become readily available. At this time, the company has no contracts with banks or market making institutions, but is actively pursuing such.

From the sale of the beneficial shareholder’s issued and outstanding block of stock donated or gifted back to the company, the proceeds of which will be directed for the purpose of obtaining three stallion breeding shares and two broodmares, through the company’s Power Genetics Numbers the company anticipates obtaining stallion breeding shares ranging from relatively inexpensive to very expensive, and purchasing two broodmares with as high of power genetics numbers as can reasonably be obtained. The following is a breakdown as an example:

                Stallion Share – $15,000.00; Broodmare – Rio Buscador

                Stallion Share – $25,000.00; Broodmare – to be purchased – $10,000.00

                Stallion Share – $160,000.00; Broodmare – to be purchased – $40,000.00

By the company acquiring these horse assets, the company anticipates the yearly foal selling price would be approximately $200,000 (this estimate was derived from information gathered in The Bloodhorse, the industry’s national magazine for auctions, selling prices, broodmare and stallion sales statistics, etc.). The company believes the foal assets would give the investors an increase in their investment and put the company in a solid position to have its impact on the thoroughbred racing industry.

The company’s investors have voted to restructure the company stock to enable the company to obtain market makers and enable them to offer to the investing public a competitive investment product.

The following tables show the common and horse preferred stock before and after June 30, 2005:

Common Stock:

The common stock is issued and outstanding and freely tradable.

	Before		After
Beneficial shareholder Brad Brimhall	1,193,340	62%	713,250	37.5%
Beneficial shareholder Descendant's Trust	500,000	27%	713,250	37.5%
Public Shareholders *	208,660	11%	475,500	25.0%
NCT Salary Reserve**	280,000		0
NCT Treasury Liquidity**	0		280,000

* The difference between the 475,500 shares (After) and the 208,660 shares (Before), totaling 266,840 shares, will be made available to the market makers as warrants at $ .25 per share.

** Issued to Brad Brimhall, who donated to the company (restricted stock until June 30, 2006) to be sold to the public as the company determines.

Horse Preferred Stock:

The Horse Preferred Stock is issued and outstanding and freely tradable.

The Descendant's Trust donated to the company 500,000 shares of its Horse Preferred Stock, to be sold by the company in a secondary block sale of 350,000 shares directly to the public at $.80 per share, 50,000 shares given to the market makers at $.80 per share, and 100,000 shares held by the company to be sold to the public at a later date.

Descendant's Trust has held in reserve its remaining 1,490,000 shares to be sold in the market at or above $1.50 per share for the first 100,000 shares, at or above $3.00 per share for the next 500,000 shares, and at or above $6.00 per share for the remaining 890,000 shares.

	Before		After
Beneficial shareholder Brad Brimhall	0	0%	0	0%
Beneficial shareholder Descendant's Trust	2,000,000	100%	0	0%
Public Shareholders	0	0%	350,000	70%
NCT Treasury	0	0%	100,000	20%
Warrants - Market Maker	0	0%	50,000	10%
Descendant's Trust Reserve	--	--	1,490,000	--
Horse Preferred Shareholder Dividends	--	--	10,000	--

The company anticipates that this will meet the needs of the market makers in making a market for the company’s securities and liquidity for the company.

ITEM 7: Financial Statements.

The following financial statements are attached to this 10-KSB Annual Report and filed as a part hereof.

NEVADA CLASSIC THOROUGHBREDS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2005

BALANCE SHEET

FOR PERIOD ENDING JUNE 30, 2005

ASSETS
		JUNE 30, 2005		JUNE 30,2004

CURRENT ASSETS
Cash		$00		$0
Thoroughbred Four-year Old		10,000		10,000
1991 Ford Pickup Truck[13]		2,500
1986 Horse Trailer[14]		3,000
Cash receivable[15]		35,000		0

TOTAL ASSETS		50,500		10,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$0		$0

STOCKHOLDERS' EQUITY
Horse and RanchPreferred Stock,
par value $.001 per share
Authorized 5,000,000 (2,500,000 Horse Preferred and
2,500,000 Ranch Preferred) shares
4,000,000 shares issued and outstanding
(2,000,000 Horse Preferred and 2,000,000 Ranch Preferred)	$5		5
Common stock,
par value $.001 per share
Authorized 5,000,000 shares
2,182,000 shares issued and
outstanding	2,182		89
Paid in capital in excess of par value of stock	53,196		12,696

Deficits accumulated during developmental stage[16]	(60,789)		(2,790)

TOTAL STOCKHOLDERS' EQUITY		$50,500		$10,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$50,500		$10,000

See Accompanying Notes

STATEMENT OF OPERATIONS

FOR PERIOD ENDING JUNE 30, 2005

		JUNE 30, 2005			JUNE 30, 2004

REVENUE			$0			$0

EXPENSES
Development costs			0			0
General & Administrative			10,936			10,936
Marketing			0			0
General			1,760			1,760
Broodmare
Pasture	$0			$0
Supplemental Feed	0			0
Veterinarian	0			0

	0			0

Four-year Old
Pasture	$1,200			$1,200
Supplemental Feed	410			410
Veterinarian	150			150

	1,760			1,760

SEC Accounting			$0			$0

TOTAL EXPENSES			$12,696			12,696

NET (LOSS)			$(12,696)			$(12,696)

NET (LOSS) PER COMMON SHARE
Basic and diluted		$	( .00)		$	( .00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted			2,182,000			1,780,000

See Accompanying Notes

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JUNE 30, 2004 TO JUNE 30, 2005

UNAUDITED JUNE 30, 2005			UNAUDITED JUNE 30, 2004
horse preferred stock	Common Stock	Amount	Preferred Shares	Common Shares	Amount

JUNE 30, 2005 - SHARES ISSUED TO FOUNDERS:
0	1,693,340	$1,693	2,000,000	1,780,000	$3,780
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS:
$ .02/share	$ .004/share	$10,936	$ .02/share	$ .004/share	$10,936
INCREASE IN PAID-IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS:
$ .106/share	$ .028/share	$53,196	($ .025)/share	($ .004) /share	$(12,696)
NET (LOSS) FOR THE PERIOD FROM JUNE 30, 2002 TO JUNE 30, 2005:
($ .025)/share	($ .004) /share	$(12,696)	($ .025)/share	($ .004) /share	$(12,696)

See Accompanying Notes

STATEMENT OF STOCKHOLDERS' EQUITY (continued)

UNAUDITED JUNE 30, 2005		UNAUDITED JUNE 30, 2004

Paid in Capital in Excess of Par Value of Stock	Paid in Capital Accumulation During the Development Stage	Deficit in Excess of Par Value of Stock	Accumulation during the Development Stage

JUNE 30, 2005:
12,696	60,789	(3,780)	0

FAIR MARKET VALUE OF SERVICES PROVIDED BY STOCKHOLDER:
(10,936)	(43,799)	10,936	0

DONATED OR GIFTED CAPITAL BY STOCKHOLDERS FOR PAYMENT OF EXPENSES:
(2,033)	(8,132)	1,760	0

NET (LOSS) FOR THE PERIOD FROM JUNE 30, 2004 TO JUNE 30, 2005:
(12,696)	(60,789)[16]	0	(12,696)

BALANCE - JUNE 30, 2005:
12,696	60,789	0	0

See Accompanying Notes

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 30, 2003 TO JUNE 30, 2004

	UNAUDITED JUNE 30, 2005		UNAUDITED JUNE 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$	(12,696)	$	(12,696)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Fair market value of services provided by stockholder		10,936		10,936
Increase in donated or gifted capital for payment of expenses by stockholders		1,760		1,760
Changes in operating assets and liabilities:
Accounts payable		0		0

NET CASH PROVIDED BY OPERATING ACTIVITIES		$0		$0

CASH FLOWS FROM INVESTING ACTIVITIES		0		0

CASH FLOWS FROM FINANCING ACTIVITIES		0		0

NET INCREASE IN CASH AND CASH BALANCE AT JUNE 30, 2005		$0		$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$0		$0

Cash paid for taxes		$0		$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair market value of services provided by stockholder		$10,936		$10,936

Increase in donated or gifted capital for payment of expenses paid by stockholders		$53,969		$1,760

See Accompanying Notes

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

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

Horse Owned — Thoroughbred Four-Year-Old

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

If the number of horses sold is less than ten (10) and the stallion stud fee is less than $5,000, the value will be four times the stallion’s stud fee. This is an average value as an industry standard. The four-year-old filly is valued at $10,000.

NOTE 2: DEVELOPMENT STAGE OPERATIONS

As of June 30, 2005 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from June 30, 2004 to June 30, 2005

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

NOTE 5: PREFERRED STOCK

No special rights or preferences have been assigned to either the Horse Preferred Stock or the Ranch Preferred Stock.

NOTE 6: COMMON STOCK OPTION AGREEMENT

In June 2005, the Company revised its stock option agreement under which a total of 930,000 shares of common stock are reserved for the option.

The details of the option are as follows:

Number of Shares	Exercise Price	Exercise Date

64,000	$.25	June 30, 2008
866,000	.75	June 30, 2009

930,000

The Company has elected to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

A summary of the option activity for the period from June 30, 2004 to June 30, 2005 , pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price

Options outstanding at June 30, 2005	0	$0
Granted	930,000	.72

Outstanding at June 30, 2004	930,000	$23.81

No shares are exercisable at June 30, 2005.

Information regarding stock options outstanding as of June 30, 2005 is as follows:

NOTE 6: COMMON STOCK OPTION AGREEMENT (CONTINUED)

Price range	$ .25 - $ .75

Weighted average exercise and grant date prices	$ .72

Weighted average remaining contractual life	3 years, 5 months

The weighted average fair market value of options granted in the period of June 30, 2004 to June 30, 2005 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

Dividend yield	0
Expected volatility	50%
Risk fee interest rate	5.7%
Expected life	3 1/2 years

For purposes of pro forma disclosure, the estimated fair market value of the options, if any, is amortized to expense over the options’ vesting periods.

Under the Black-Scholes model, the options did not have any intrinsic value. Therefore, pro forma disclosure information has not been presented.

NOTE 7: BREAKDOWN OF AUTHORIZED, ISSUED, AND OUTSTANDING SHARES

			COMMON		PREFERRED

Total stock authorized			5,000,000		5,000,000

Less stock issued			(3,112,000)		(4,000,000)
	Common stock	(2,182,000)		--
	Less common stock reserve for stock options	(930,000)		--
	Less Market Maker distribution	--		(500,000)
	Less Horse Preferred reserve	--		(990,000)
	Less Horse Preferred dividends	--		(10,000)
	Less Descendant's Trust shares held in reserve	--		(500,000)

	Less Ranch Preferred reserve	--		(1,990,000)
	Less Ranch Preferred dividends	--		(10,000)

Balance of authorized shares available for issuance			1,888,000		1,000,000

NOTE 8: NET OPERATING LOSS CARRYFORWARD

The corporation has the following net operating loss carryforward:

Year	Amount	Expiration Date

June 30, 2005	$60,789	June 30, 2021

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

NOTE 11: GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage of breeding and training horses and needs additional capital to maintain its present development program. If the breeding and training of the horses is not successful and/or the Company does not obtain additional working capital, there is a possibility that the Company's development plans might be curtailed. These factors could raise a doubt as to the Company's ability to continue as a going concern.

Management's plans to eliminate the going concern situation include, but are not limited to, raising additional working capital through a public or private stock issuance. Management believes there are also various lenders that would be willing to finance the cost of breeding and foaling the horses.

NOTE 12: INSURANCE

The Company does not have any insurance coverage on its horse nor any liability or workers' compensation insurance. However, the company intends to purchase insurance before any of the company’s horses are bred or raced.

NOTE 13: FORD TRUCK ASSET

The truck was purchased and donated to the company by Brad Brimhall, Operations Manager and beneficial shareholder. The truck was purchased to give the company five to six years of operation without substantially decreasing in asset value and resale value. Furthermore, the truck was acquired for the purpose of transporting the company’s broodmares safely to and from stallion breeding farm(s).

NOTE 14: HORSE TRAILER ASSET

The horse trailer was purchased and donated to the company by Brad Brimhall, Operations Manager and beneficial shareholder. The horse trailer was purchased to give the company five to six years of operation without substantially decreasing in asset value and resale value. Furthermore, the horse trailer was acquired for the purpose of transporting the company’s broodmares safely to and from stallion breeding farm(s).

NOTE 15: CASH RECEIVABLE

The cash receivable represents a lump sum donation to the company by Brad Brimhall, beneficial shareholder and Operations Manager, from a personal family inheritance which is expected to arrive within 60 days from the date of this report.

NOTE 16: ACCUMULATED DEFICITS

The company has eliminated the common stock issuance to its Operations Manager, Brad Brimhall, retroactive to August 15, 2001. The common stock for salary was donated back to the company for the restructuring of its common stock for the purpose of acquiring market makers and their float requirements. The figure represents accumulated deficits as though the common stock issuance for services rendered by Mr. Brimhall, the company’s Operations Manager and beneficial shareholder, had not occurred, and instead a cash salary would have been paid. The accumulated deficits of operation have also been included.

ITEM 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III:

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Directors, Executive Officers, Promoters and Control Persons.

ITEM 10: Executive Compensation

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Executive Compensation as it relates to the dollar amount.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Security Ownership of Certain Beneficial Owners and Management up to June 30, 2005.  The security ownership is as described elsewhere in this 10KSB Annual Report for the period ending June 30, 2005

ITEM 12: Certain Relationships and Related Transactions

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Certain Relationships and Related Transactions.

ITEM 13: Exhibits and Reports on Form 8-K

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of the Acting Chief Financial Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification of the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, and the Financial Statements of an Inactive Registrant, Regulation Section 210-3-11, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Classic Thoroughbreds, Inc.

Dated: July 25, 2005	By: /s/ Kristin Curtis

Kristin Curtis
Chief Accounting Officer / Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 25, 2005	By: /s/ Brad Brimhall

Brad Brimhall
President and Chief Executive Officer

Dated: July 25, 2005	By: /s/ Pamela J. Brimhall

Pamela J. Brimhall
Secretary/Treasurer

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-Reporting Issuers:

Not Applicable.