Form 10KSB/A
period 2005-06-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2005-11-01
CIK 1128383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-KSB / A

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

Issuer's telephone number:
(480) 890-0678

     Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under 12(g) of the Exchange Act:
Common Stock
(Title of Class)

Ranch Preferred Stock
(Title of Class)

Horse Preferred Stock
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

1,900,000 shares Common Stock
4,000,000 shares Preferred Stock (2,000,000 shares Ranch Preferred and 2,000,000 shares Horse Preferred)
 Transitional Small Business Disclosure Format (Check one):       Yes            No   X

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

The company's proprietary solution to the horse racing industry's challenge is "Power Genetics," pre-potent characteristics in horses that can reproduce themselves.

MARKET

There are five distinct markets for the company's horses. The first market is for inferior foals that do not possess the Power Genetics the company desires but have the other qualities that make such horses sellable in the horse industry's auctions. These foals will be sold as yearlings or weanlings at horse auctions in the industry. The sale of these inferior horses gives the company immediate cash flow and eliminates the costly expenses of racing inferior racehorses.

The second market is to race company horses in "claiming races." The claiming race is to enable people to buy the company's horses at the racetrack. This is a viable means of eliminating horses that are good but not quite able to compete at the top level of horse racing.

The third market is to sell the broodmare after it has produced a female foal that possesses the superior Power Genetics, superior to the broodmare. The broodmare would be sold at the industry's auctions, which are throughout the country and designed for the purpose of selling breeding stock.

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

[back to Table of Contents]

ITEM 2: Description of Property.

The company's real asset is its four-year old filly of 2001. The company spent a vast amount of time and energy in research to find the genetic pedigree with natural horse racing ability. The company feels the four-year-old filly has the genetics, heritage, and conformation encompassed by the technology of Power Genetics The four-year-old filly is invaluable to the company in producing its racehorses. The four-year-old filly has a flaw: her left front leg turns one/eighth rotation from the knee to the hoof. This flaw is normally considered a medium flaw by Arizona Equine Veterinary Clinic, in Gilbert, Arizona. Her Power Genetics indicated that her best racing distance would be one and one-fourth miles on the turf or grass surface.

The four-year-old filly is a line breeding from the stallion, Mr. Prospector Mr. Prospector is a legend in the thoroughbred horse racing industry. The company's filly is genetically three/eighths Mr. Prospector a direct son of Mr. Prospector would be genetically four/eighths Mr. Prospector The filly is genetically very similar to Fusaichi Pegasus whose sire is Mr. Prospector and whose dam is by Dansig, a Northern Dancer; son. Thus both the sire and dam side are genetically similar to the company's filly. Fusaichi Pegasus was syndicated for approximate $50,000,000 at the end of his racing career.

The 2001 four-year-old filly possesses Power Genetics numbers greater than either the sire or the dam. This filly has exceeded the power-numbers expectation from the breeding. While the company can, for all intents and purposes, be relatively accurate in its assessment now that the foal is a four-year-old, the company feels it has over-achieved what the mating was expected to produce. This filly does not resemble either the sire or the dam, but actually looks like and is built like "Mr. Prospector" himself. This is exactly "theoretically" what was supposed to happen in a successful line breeding. The line breeding of the filly is genetically three/eighths "Mr. Prospector." A direct offspring of "Mr. Prospector" would be four/eighths. The company feels it has achieved a successful line breeding, intensifying the good qualities, while eliminating the unwanted qualities, with the exception of the left front leg turning out one/sixteenth rotation from the knee to the hoof. This would be considered a moderate flaw. The other indications are at this time that the company has produced a top-level racehorse with the ability to reproduce top-level racehorses.

ITEM 3: Legal Proceedings.

Not Applicable.

ITEM 4: Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II:

ITEM 5: Market for Common Equity and Related Stockholder Matters.

There are no markets for the company's securities. The company is inactive at the present time.

The beneficial shareholders has withdrawn their block of stock for sale as described in the March 31, 2004 10Q. The company could not acquired the horse interests in a timely manner. The excellent reputation of the company and the company's intent on purchasing interests in the horses allowed the company's competitors to obtain the interests in the horses before the company. To eliminate this situation, the shareholders of the company has proposed future stock disbursements (see Proposed Future Stock Disbursements, herein).

The company intends to obtain a market maker for the company's common stock and horse preferred stock.

[back to Table of Contents]

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

The company has issued dividends to its current shareholders from stock donated to the company by Descendant's Trust for that purpose. The shareholders of the company's common stock are almost entirely made up of sophisticated and accredited investors, many of whom have held their stock since 2000. The company has elected to give its shareholders on the common stock shareholders list as of July 20, 2005 1/2% (.5%) of the horse preferred stock and 1/2% (.5%) of the ranch preferred stock, which amounts to 10,000 shares of the horse preferred stock and 10,000 shares of the ranch preferred stock. The distribution amount per shareholder will be based upon the number of common stock shares held. Example: 1,400 shares of common stock, if equal to .007 percent of the issued and outstanding common stock; this allows a dividend of .007 percent each of horse preferred stock and ranch preferred stock, totaling 7 shares of horse preferred stock and 7 shares of ranch preferred stock. This excludes the 930,000 shares of common stock set aside for stock option

The disbursement of the ranch preferred stock will occur at a later date, to be determined by the management of the company.

Ideally the market for the company's stock is in the heart of the horse racing and gaming industry. One or more market makers in either of the states of Kentucky, California, Nevada, or New York would suit the needs of the investors as well as providing the company with representation in the horse racing industry, thereby giving investors the flexibility of various security goals and the company with its liquidity to take advantage of opportunities as they arise. The company needs to meet the needs of its shareholders in their buying and selling of the company's securities, and in their investment objections, having available horse preferred stock in the horses the company acquires. Investors may want the the potential capital appreciation of the company's horses.

ITEM 6: Management's Discussion and Analysis or Plan of Operation.

The major concerns of the company have been addressed: that of producing a foal that has the genetic qualities that the company needs in order to be successful. The use of the company's Power Genetics system has produced a foal whose Power Genetics numbers are greater than either the sire's or the dam's power numbers. The four-year-old filly's flaw is her left front leg turning out one/sixteenth rotation from the knee to the hoof. It would be considered a moderate rotation in normal breeding and racing circles. This flaw may or may not affect the four-year-old filly's racing ability. Another major concern of the company is filing its Security and Exchange Commission required yearly and quarterly filings.

Historically the company has known the need for stock splits for purposes of meeting requirements of market makers and NASD quotation service.

On October 3, 2001, the company authorized 5,000 shares of its preferred stock to be split into 20,000 shares of horse preferred and 20,000 shares of ranch preferred. This split was withdrawn on April 6, 2002 without any stock issued, any remuneration received. On March 14, 2002, the company split its common stock 10-to-1. This stock split was withdrawn on April 6, 2002 without any stock issued or any remuneration received. The withdrawal of these stock splits was in response to the accidental and unexpected death of the corporation's brood mare, Ms. Walkin. The company decided to remain inactive until such time as its filly, Rio Buscador, could be evaluated as to her Power Genetics, and prepared for breeding. On April 5, 2004, the company's common stock was again split 20:1. This was again in preparation to meet the demands of market makers and the NASD quotation service. There has been no new shares offered or remuneration received from any of the stock splits. In March, 2005, the company tried to take advantage of special circumstances when horse interests became available to the company. The company's beneficial shareholders, Brad Brimhall and Descendants Trust, offered a block of stock to be sold to the public, the proceeds of which were to be used to acquire interests in certain horses. The company's competitors were able to capitalize on the company's inability to move quickly, and the aforementioned horse interests were sold and, hence, the beneficial shareholders' block of stock was withdrawn, with no shares sold or remuneration received by the company or its beneficial shareholders.

On June 30, 2005, to assist in eliminating the problem of liquidity, the company once again has split its stock, issued dividends to its shareholders in the form of ranch and horse preferred stock, as contained herein, in the proposed future stock disbursements.

Proposed Future Stock Disbursements

It cannot be emphasized enough that the investors should understand that this is a goal of the company to enhance the company's ability to acquire market makers and listings on the NASD. The use of stock options, warrants, stock sales, and convertibles are some of the valuable tools needed to be determined for future stock disbursements. This is complex and integral and will need the acceptance of market makers, NASD quotation service, the Securities and Exchange Commission's disclosure standards, and the beneficial shareholders will all have to agree. Thus, the goal may or may not be achieved, depending on the requirements, regulations, of the individual entities involved. Furthermore, the company has tried to establish a strong financial base of market makers since October 3, 2001, and has yet to be successful. The proposed future stock disbursement is exactly that a proposed disbursement for future financial base for the company. Furthermore, the company may or may not be able to meet these requirements due to the disproportionate costs of the financial audits compared to other costs of the company.

[back to Table of Contents]

The company also intends to look at the possibility of the beneficial shareholders selling their individual stock and donating the proceeds to the company. This again is determined by the requirements and guidelines of the NASD, the individual market makers, and the Securities and Exchange Commission.

The company intends to obtain a bank line of credit to enable the company to effectively participate in horse interests when they become readily available. At this time, the company has no contracts with banks, but is actively pursuing such.

The company anticipates obtaining stallion breeding shares ranging from relatively inexpensive to very expensive, and purchasing two broodmares with as high of Power Genetics numbers as can reasonably be obtained. The following is a breakdown as an example:

                Stallion Share -- $15,000.00; Broodmare -- Rio Buscador

                Stallion Share -- $25,000.00; Broodmare -- to be purchased -- $10,000.00

                Stallion Share -- $160,000.00; Broodmare -- to be purchased -- $40,000.00

By the company acquiring these horse assets, the company anticipates the yearly foal selling price would be approximately $200,000 (this estimate was derived from information gathered in The Bloodhorse, the industry's national magazine for auctions, selling prices, broodmare and stallion sales statistics, etc.). The company believes the foal assets would give the investors an increase in their investment and put the company in a solid position to have its impact on the thoroughbred racing industry.

ITEM 7: Financial Statements.

The following financial statements are attached to this 10-KSB Annual Report and filed as a part hereof.

[back to Table of Contents]

NEVADA CLASSIC THOROUGHBREDS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2005

[back to Table of Contents]

BALANCE SHEET

FOR PERIOD ENDING JUNE 30, 2005

ASSETS
		JUNE 30, 2005		JUNE 30,2004

CURRENT ASSETS
Cash		$00		$0
Thoroughbred Four-year Old		10,000		10,000
1991 Ford Pickup Truck[13]		2,500
1986 Horse Trailer[14]		3,000

TOTAL ASSETS		15,500		10,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$0		$0

STOCKHOLDERS' EQUITY
Horse and Ranch Preferred Stock,
par value $.001 per share
Authorized 5,000,000 (2,500,000 Horse Preferred
and 2,500,000 Ranch Preferred) shares;
4,000,000 shares issued and outstanding
(2,000,000 Horse Preferred and 2,000,000 Ranch Preferred)	$4,000		5
Common stock,
par value $.001 per share
Authorized 5,000,000 shares
1,900,000 shares issued and
outstanding	1,900		89
Paid in capital in excess of par value of stock	12,696		12,696
Stockholder receivable[15]	35,000		0
Deficits accumulated during developmental stage[16]	(67,720)		(53,956)

TOTAL STOCKHOLDERS' EQUITY		$15,500		$10,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$15,500		$10,000

See Accompanying Notes

[back to Table of Contents]

STATEMENT OF OPERATIONS

FOR PERIOD ENDING JUNE 30, 2005

		JUNE 30, 2005			JUNE 30, 2004

REVENUE			$0			$0

EXPENSES
Development costs			0			0
General & Administrative			10,936			10,936
Marketing			0			0
General			1,760			1,760
Broodmare
Pasture	$0			$0
Supplemental Feed	0			0
Veterinarian	0			0

	0			0

Four-year Old
Pasture	$1,200			$1,200
Supplemental Feed	410			410
Veterinarian	150			150

	1,760			1,760

SEC Accounting			$0			$0

TOTAL EXPENSES			$12,696			12,696

NET (LOSS)			$(12,696)			$(12,696)

NET (LOSS) PER COMMON SHARE
Basic and diluted		$	( .00)		$	( .00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted			1,900,000			1,900,000

See Accompanying Notes

[back to Table of Contents]

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2000) TO JUNE 30, 2005

Common and Preferred Stock
	Shares	Amount	Additional Paid-in Capital	Fair Market Value of Services Donated by Stockholder	Accumulated Deficit During the Development State	Total Stockholders' Equity (Deficit)
COMMON STOCK Balance at Inception - November 1, 2000.	0	0	0	0	0	0
PREFERRED STOCK Balance at inception - November 1, 2000	0	0	0	0	0	0

COMMON STOCK Balance - June 2001	89,000	89	0	0	89	(89)
PREFERRED STOCK Balance - June 30, 2001	5,000	5	0	0	5	(5)

COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement for period ending June 30, 2002	2,000	0	0	0	0	0
COMMON STOCK Balance - June 2002	91,000	0	0	0	91	(91)
PREFERRED STOCK Balance - June 30, 2002	5,000	5	0	0	5	(5)

COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement, for period ending June 30, 2003	2,000	0	0	0	0	0
COMMON STOCK Balance - June 30, 2003	93,000	0	0	0	93	(93)
PREFERRED STOCK Balance - June 30, 2003	5,000	5	0	0	5	(5)

COMMON Stock split 20:1 April 5, 2004	1,860,000	0	0	0	1,860	(1,860)
COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement, for period ending June, 2004	40,000	0	0	0	0	0
COMMON STOCK Balance - June 30, 2004	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK Balance - June 30, 2004	5,000	5	0	0	5	(5)

COMMON STOCK Balance - June 2005	1,900,000	0	0	0	1,900	(1,900)
PREFERRED Stock split 800:1 June 30, 2005	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Net Loss from inception	--	--	--	--	--	(1,900)
PREFERRED STOCK Net Loss from inception	--	--	--	--	--	(4,000)

[back to Table of Contents]

STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2000) TO JUNE 30, 2005

UNAUDITED JUNE 30, 2005		UNAUDITED JUNE 30, 2004		UNAUDITED JUNE 30, 2003		UNAUDITED JUNE 30, 2002		AUDITED JUNE 30, 2001		UNAUDITED JUNE 30, 2000
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
0	0	0	0	0	0	0	0	0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
(4,000)	0	(5)	0	(5)	0	(5)	0	(5)	0	0	0
Common
(1,900)	0	(1,900)	0	(93)	0	(91)	0	(89)	0	0	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
10,936	(54,679)	10,936	(43,793)	10,936	(32,807)	10,936	(21,871)	10, 935	0	0	0
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
1,760	(13,041)	1,760	(11,281)	1,760	(9,521)	3,797	(7,761)	3,964	0	0	0
NET (LOSS) FOR EACH PERIOD SHOWN
0	(12,696)	0	(12,696)	0	(12,696)	0	(13,797)	0	(14,767)	0	0
BALANCE FOR EACH PERIOD SHOWN
12,696	(67,720)	12,696	(53,956)	12,696	(41,260)	13,814	(28,564)	14,805	(14,767)	0	0

[back to Table of Contents]

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 30, 2004 TO JUNE 30, 2005

	UNAUDITED JUNE 30, 2005		UNAUDITED JUNE 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$	(12,696)	$	(12,696)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Fair market value of services provided by stockholder		10,936		10,936
Increase in donated or gifted capital for payment of expenses by stockholders		1,760		1,760
Changes in operating assets and liabilities:
Accounts payable		0		0

NET CASH PROVIDED BY OPERATING ACTIVITIES		$0		$0

CASH FLOWS FROM INVESTING ACTIVITIES		0		0

CASH FLOWS FROM FINANCING ACTIVITIES		0		0

NET INCREASE IN CASH AND CASH BALANCE AT JUNE 30, 2005		$0		$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$0		$0

Cash paid for taxes		$0		$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair market value of services provided by stockholder		$10,936		$10,936

Increase in donated or gifted capital for payment of expenses paid by stockholders		$12,696		$12,696

See Accompanying Notes

[back to Table of Contents]

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

Net (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 144 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

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

[back to Table of Contents]

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

[back to Table of Contents]

NOTE 4: INCOME TAXES

Net (loss)	$	(12,696)
The provisions for income taxes is estimated as follows:
Currently payable		$0
Deferred		$0
The net (loss) for financial statements differs from the federal income tax net loss. A reconciliation is as follows:
Financial statement net loss		$12,696
Non-deductible services		10,936

Income tax net loss		1,760

Significant components of the Company's deferred tax asset are as follows:
Net operating loss carry forward		$0
Less valuation allowance		0

Net deferred asset		$0

NOTE 5: PREFERRED STOCK

No special rights or preferences have been assigned to the preferred stock.

NOTE 6: STOCK OPTION AGREEMENT

On November 1, 2000, the Company established a stock option agreement under which a total of 930,000 shares of common stock are reserved for the option.

The details of the option are as follows:

Number of Shares	Exercise Price	Exercise Date
64,000	$.50*	June 30, 2002
866,000	1.25*	June 30, 2003
930,000

*Adjusted for 20:1 stock split.

The Company has elected to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

A summary of the option activity for the period from November 1, 2000 to June 30, 2005, pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at November 1, 2000	0	$0
Granted	930,000	23.81
Outstanding at June 30, 2005	930,000	23.81

All shares are exercisable at June 30, 2005.

[back to Table of Contents]

Information regarding stock options outstanding as of June 30, 2005 is as follows:

Price Range	$ 10.00 -	$25.00
Weighted average exercise and grant date prices		$23.81
Outstanding at June 30, 2005	Exercisable

The weighted average fair market value of options granted in the period of November 1, 2000 to June 30, 2005 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

Dividend yield	0
Expected volatility	50%
Risk fee interest rate	5.7%
Expected life	Exercisable

For purposes of pro forma disclosure, the estimated fair market value of the options, if any, is amortized to expense over the options' vesting periods.

Under the Black-Scholes model, the options did not have any intrinsic value.
Therefore, pro forma disclosure information has not been presented.

NOTE 7: SHARES OF STOCK ELIGIBLE FOR ISSUANCE

	Common	Preferred
Total stock authorized	5,000,000	5,000,000
Less stock issued	(1,900,000)	(4,000,000)
Less stock reserved for stock options	(930,000)	0
Balance available for issuance	2,170,000	1,000,000

NOTE 8: NET OPERATING LOSS CARRYFORWARD

The corporation has the following net operating loss carry forward:

Year	Amount	Expiration Date
June 30, 2005	$ 67,720	June 30, 2021

NOTE 9: FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER

A stockholder, Brad Brimhall, CEO of the Company, provided services for valued at $ 10,936 annually. This estimate is $21.032 per hour for two hours per day, five days per week for 52 weeks. The salary is determined yearly by the Board of Directors. Since the company is inactive and in a development stage, the current CEO, Brad Brimhall, oversees the operations and the company’s horse assets and the filing of the financial reports. He is currently the only qualified person the company has been able to find to fill these positions at the salary the company is willing to pay. When the company becomes active and a cash flow develops, these tasks will be broken out as the company is able to locate qualified persons to fulfill these jobs. Until such time, the fair market value is determined by what the company is willing to pay and what a qualified person is willing to accept.

[back to Table of Contents]

NOTE 10: LIMITED OPERATION COSTS

The shareholders have elected to pay the operation costs of the company up to June, 2006 as gifts or donations to the Company.

NOTE 11: GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage of breeding and training horses.

NOTE 12: INSURANCE

The Company does not have any insurance coverage on its horse nor any liability or workers' compensation insurance. However, the company intends to purchase insurance on its horses before any of the company's horses are bred or raced.

NOTE 13: FORD TRUCK ASSET   [back]

The truck was purchased and donated to the company by Brad Brimhall, Operations Manager and beneficial shareholder. The truck was purchased to give the company five to six years of operation without substantially decreasing in asset value and resale value. Furthermore, the truck was acquired for the purpose of transporting the company's broodmares safely to and from stallion breeding farm(s).

NOTE 14: HORSE TRAILER ASSET   [back]

The horse trailer was purchased and donated to the company by Brad Brimhall, Operations Manager and beneficial shareholder. The horse trailer was purchased to give the company five to six years of operation without substantially decreasing in asset value and resale value. Furthermore, the horse trailer was acquired for the purpose of transporting the company's broodmares safely to and from stallion breeding farm(s).

NOTE 15: STOCKHOLDER RECEIVABLE   [back]

The stockholder receivable represents a cash donation to the company as paid-in capital in excess of par value of stock, made by beneficial shareholder, Brad Brimhall. The cash funds are expected to be available in August, 2005.

NOTE 16: ACCUMULATED DEFICITS   [back]

The common stock for salary was donated back to the company for the purpose of acquiring market makers and their float requirements.

[back to Table of Contents]

ITEM 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

8a. Effectiveness of the Company's Controls and Procedures

The company maintains disclosures controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to management, including the company's Chief Executive Officer and Chief Financial Officer, or persons performing these duties, to allow for timely decisions regarding required disclosure.

The company's management, including the Chief Executive Officer and Chief Financial Officer, or persons performing these duties, has evaluated the effectiveness of the company's disclosure controls and procedures over financial reporting (as defined in Exchange Act Rules). At the present time, the company is an inactive filer, with only one or two expense transactions each month and no earnings whatsoever. Because of this, the company's financial statements are unaudited. The company's management performs the function of audit committee, and has detected errors in its financial reports, which errors are not in any way related to earnings or expenditures, but merely to the manner in which cumulative balances have been reported. Such errors have been corrected in the company's June 2005 10KSB/A. The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." The aforementioned errors are considered to be minor, and thus not "material" weaknesses, significant deficiencies, or a combination of significant deficiencies.

Based upon the company's most recent evaluation, the company's management, including its Chief Executive Officer and Chief Financial Officer (or persons performing those duties), concluded the company's disclosure controls and procedures over financial reporting are adequate and effective as of June 30, 2005. The effectiveness of the company's controls and procedures are an on-going process of continual improvement. As such, when the company becomes active, with earnings to report and audited financial statements, the company's disclosure controls and procedures may require restructuring.

There has been no change in the company's internal control over financial reporting or any other factor that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

[back to Table of Contents]

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

Nevada Classic Thoroughbreds, Inc.

Dated: October 25, 2005	By: /s/ Brad Brimhall

Brad Brimhall
Chief Accounting Officer / Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 25, 2005	By: /s/ Brad Brimhall

Brad Brimhall
President and Chief Executive Officer

Dated: October 25, 2005	By: /s/ Pamela J. Brimhall

Pamela J. Brimhall
Secretary/Treasurer

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-Reporting Issuers:

Not Applicable.

[back to Table of Contents]