Form 10QSB
period 2005-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2005-11-01
CIK 1128383

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

                    Commission file number: 000-32235



                   NEVADA CLASSIC THOROUGHBREDS, INC.
              (Name of small business issuer in its charter)


                NEVADA                                86-1007952
----------------------------------------   ---------------------------------
       State of other jurisdiction         (IRS Employer Identification No.)
    of incorporation or organization)


    705 N 110th Place, Mesa, AZ 85207              (480) 890-0678
----------------------------------------   ---------------------------------
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










                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2005



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

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2005
                               BALANCE SHEET


                                  ASSETS


CURRENT ASSETS
       Cash                                                $  35,000
       Thoroughbred Four-year Old                             10,000
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      3,000
                                                           -----------
                                                           $  50,500
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock,
         par value $.001 per share
       Authorized 5,000,000 shares
           (2,500,000 Horse Preferred and
            2,500,000 Ranch Preferred)
       4,000,000 shares issued and
         outstanding
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)            4,000
     Common stock,
         par value $.001 per share
       Authorized 5,000,000 shares
            1,900,000 shares issued and
          outstanding                            1,900
     Paid-In capital in excess of par
       value of stock                           38,109
     Deficits accumulated during
       developmental stage                     (70,829)

TOTAL STOCKHOLDERS' EQUITY                                 $  50,500
                                                           -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $  50,500
                                                           ===========





                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING SEPTEMBER 30, 2005


                                     SEPT 30, 2005       SEPT 30, 2004
                                    ------------------   -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  General                                      375                375
     Filly
        Pasture              $ 300
        Supplemental Feed       35
        Veterinarian/Ferrier    40
                             ------

TOTAL EXPENSES                       $       3,109              3,109
                                      -------------       -----------
NET (LOSS)                           $      (3,109)      $    ( 3,109)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,780,000
                                    ===============     ==============
















                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING SEPTEMBER 30, 2005


                                    SEPT 30, 2005         SEPT 30, 2004
                                    -------------        --------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                          ($   3,109)        $(    3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services                       2,734               2,734

     Notes Payable                               0
        Principal Officer          0
                               -----
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      35,375                 375
    Changes in operating
       assets and liabilities:
         Accounts payable                        0                   0
                                        -----------         -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $           0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                    0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                    0                   0
                                        -----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT SEPT 30, 2005      $     35,000           $       0
                                        ===========         ===========





                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2005


                                       SEPT 30, 2005     SEPT 30, 2004
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  3,109)          $  (3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of
         services                           2,734               2,734

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders            35,375                 375

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    -------------          -----------


  NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT SEPT 30, 2001
                                     $     35,000           $       0
                                    ==============         ============






                            See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2005


                                       SEPT 30, 2005     SEPT 30, 2004
                                    ------------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

   Fair market value of services
    donated by stockholders                $  2,734           $  2,734
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $  35,375           $      0
                                          =========          =========






















                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2005


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

Horses Owned

Thoroughbred 4-year-old

The Company uses a three-year average sales price (from figures obtained from the "BloodHorse Magazine") in obtaining the asset value of the Company's horses.

If the number of horses sold is less than ten (10) and the stallion stud fee is less than $5,000, the value will be four times the stallion's stud fee. This is an average value as an industry standard. The four-year old filly is valued at $10,000.

Adjustments by the Company as to the value of the Company's horses, depends upon the health, conformation, breeding, performance and the producing of performance by the horses.



                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2005

Note 2:  PREFERRED STOCK

No special rights or preferences have been assigned to the preferred stock.

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of September 30, 2005 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

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

Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors would pay the expenses of the Company up until June 30, 2006, or until the Company can pay its operation costs as determined by the Company's officers and directors. After June 30, 2006, the Company would reimburse the officers and directors for their direct expenses paid into the Company.


                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2005


The payback of the long-term liabilities will be within a five-year period with a simple yearly interest rate of 5% on any outstanding balance.

Note 6:  SALARY - BY COMMON STOCK

In the corporate minutes the salary paid to the Chief Executive Officer is donated to the company by the Chief Executive Officer until the Company can pay its operation costs as determined by the Company's officers and directors.


Item II:   Plan of Operation

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

Brad Brimhall, officer and director, has paid in capital in excess of the par value of stock for the purpose of obtaining racing horses through breedings or purchases in the amount $35,375 in cash and paid expenses; and donated his salary fair market value, an additional $2,734.


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


Financial Condition and Liquidity

The $375 "General Expenses" is the actual operating expenses during this quarter. The Company expects to remain inactive. Nevada Classic Thoroughbreds, Inc. can be easily financed by its officers and directors until such time as the thoroughbred filly can be bred.








                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2005


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




                                   PART II - 3

None

                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2005


                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, and the Financial Statements of an
Inactive Registrant, Regulation Section 210-3-11.   The Registrant has
duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


Nevada Classic Thoroughbreds, Inc.



Dated:  November 1, 2005             By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer


                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer























                           See Accompanying Notes