Form 10QSB
period 2005-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2006-01-03
CIK 1128383

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2005

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









                                   PART F/S

Financial Statements. The following financial statements are attached to this report and filed as a part thereof.










                           TABLE OF CONTENTS


                                                             PAGE NO.

PART I                                                            3

Item 1:  FINANCIAL STATEMENTS

       Balance Sheet (unaudited)                                  3

       Statement of Operations (unaudited)                        4

       Statement of Cash Flows (unaudited)                        6

       Notes to Financial Statements                              8

Item 2:  PLAN OF OPERATION                                       10


PART II - OTHER INFORMATION                                      15

Item I:  Legal Proceedings                                       15

Item 2:  Changes in Securities                                   15

Item 3:  Defaults Upon Senior Securities                         15

Item 4:  Submission of Matters to a Vote of Security Holders     15

Item 5:  Other Information                                       15

Item 6:  Exhibits and Reports on Form 8-K                        15


PART II - 3                                                      16


SIGNATURES                                                       16

















                                    PAGE 2
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31,2005

                               BALANCE SHEET


                                  ASSETS

CURRENT ASSETS
       Cash                                                $  30,000
       Stallion Breeding Shares Inventory
            BUSTER                                           450,000
            TITAN                                            450,000
       Thoroughbred Four-year Old (RIO BUSCADOR)              10,000
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      3,000
                                                           -----------
                                                           $ 945,500
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock,
         par value $.001 per share
       Authorized 5,000,000 shares
           (2,500,000 Horse Preferred and
            2,500,000 Ranch Preferred)
       4,000,000 shares issued and
         outstanding
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock,
         par value $.001 per share
       Authorized 5,000,000 shares
            1,900,000 shares issued and
          outstanding                            1,900
     Paid-In capital in excess of par
       value of stock                            5,329
     Deficits accumulated during
       developmental stage                     (76,158)

TOTAL STOCKHOLDERS' EQUITY                                 $ 945,500
                                                           -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $ 945,500
                                                           ===========

                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING DECEMBER 31, 2005


                                     DEC 31, 2005        DEC 31, 2004
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  General                                      375                375

     Filly
        Pasture              $  300
        Supplemental Feed        35
        Veterinarian/Ferrier     40
     Two Stallion Purchases
        Purchase & Shipping   5,530
        Lodging                 222
        Ground Transportation   447
        Meals                   170
        Photo Expenses           14
        Air Fare                837
                             ------

TOTAL EXPENSES                       $       7,220              3,109
                                      -------------       -----------
NET (LOSS)                           $     (10,329)      $    ( 3,109)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,780,000
                                    ===============     ==============







                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                     FOR PERIOD ENDING DECEMBER 31,2005


                                     DEC 31, 2005         DEC 31, 2004
                                    -------------        --------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                         $(  10,329)        $(    3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services                      2,734               2,734
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      5,329                   0
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT DEC 31             $    (5,000)           $    (40)
                                        ==========         ===========











                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS

                     FOR PERIOD ENDING DECEMBER 31,2005


                                       DEC 31, 2005       DEC 31, 2004
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    ( 10,329)          $  (3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of
         services                           2,734               2,734

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders             5,329                 375

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT DEC 31, 2005
                                     $     (5,000)          $     (40)
                                    ==============         ============






                            See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31,2005


                                       DEC 31, 2005       DEC 31, 2004
                                    ------------------   --------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

   Fair market value of services
    donated by stockholders                $  2,734           $  2,734
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $   5,329          $     375
                                          =========          =========






















                           See Accompanying Notes

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31,2005
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Long-Lived Assets

The company uses the "fair-value" method incorporating the present value technique evaluating our horse assets under development. The expected present value is derived from future cash flows. The expected present value is adjusted by probabilities of future cash flows and lower fair value plus cost to sell in comparison to other stallion stud fees and breeding shares available.

The basis or assumption upon which the stud fee and shares are based is the stallion winning a graded stakes race. The probability discount value due to injuries, health, condition, race strategy, and the lack of history of data on the company's Power Number, leads the company to further discount its future cash flows by an additional 25%.

Horses Owned, Under Development

  Stallion - BUSTER:

   $2,000 stud fee
   x 4
   --------
   $8,000 breeding share
   x 75   shares
   --------
   $600,000
   x 25%
   --------
   $450,000

  Stallion - TITAN

   $2,000 stud fee
   x    4
   --------
   $8,000 breeding share
   x   75 shares
   --------
   $600,000
   x    25%
   --------
   $450,000

  Thoroughbred 4-year-old Filly - RIO BUSCADOR

   $ 2,500 stallion stud fee
   x     4
   --------
   $ 10,000
   --------
   $ 10,000

Note 2:  PREFERRED STOCK

No special rights or preferences have been assigned to the preferred stock.

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

The Company is in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

Note 4:  FINANCIAL STATEMENT OF AN INACTIVE REGISTRANT

Under 17 CFR 210.3-11, the Company does not need to provide an audited or reviewed quarterly report.

Reg. 17CFR210.3-11
     (a) Gross Receipts from all sources for the fiscal year are not in excess of $100,000;

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


Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors would pay the expenses of the Company up to June 30, 2006, or until the Company can pay its operation costs as determined by the Company's officers and directors. After June 30, 2006, the Company would reimburse the officers and directors for any direct expenses paid into the Company.

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



                        ITEM II:   PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

The company in its developmental stage is now developing the company's horses As future stallions and broodmare. The company's main purpose is to do the training of the broodmare, RIO BUSCADOR, in loading and unloading, being handled, putting under lights for early breeding before shipping to the breeding stallion farm, estimated to be some time in February, 2006.

The colts will undergo being handled, groomed, and learning to load and unload, as well as some round-pen training before being sent to a breaking farm for the initial training in preparation for their racing careers.

Result of Operation
-------------------

"Power Genetics"

The company has purchased or bred its initial assets; that of two breeding stallion prospects, and one broodmare prospect. The company is developing these horses to enter their respective breeding careers. The company may purchase additional horses if the standard conformation or the company's
"Power Genetics" numbers do not meet the company's high standards. The minimum objective of the breeding horses is to produce race horses that win a graded-stakes race. The maximum the company is hoping for is that the horses can compete in the classic races.

The following is a detailed outline of the company's "Power Genetics" in comparison to SECRETARIAT and SEATTLE SLEW.

The company's "Power Genetics" is the company's tool used to evaluate the potential of the racing and breeding ability of its race horses. The following are the scores of the company's horses as well as some comparisons to SECRETARIAT and SEATTLE SLEW's Power Numbers.

1. Index of the ability of the horse to sustain its top speed over a distance of land. The range is from 43 to 53, 43 being a short burst of speed covering 1/8 of a mile, 53 being a long burst of speed of about 3/4 of a mile.

2. Index of the ability of the horse to reach a high speed of racing. The range is from 108 to 124, 108 being a slow top speed, 124 being an extreme top speed.

3. Index of the ability to race on turf or dirt. The range is from 55 to 70. 55 being a horse that races best on dirt; 70 being a horse that races best on the turf.

4. Index of the ability of the horse to have a quick turn of foot. The range is from -112 to +43, -112 being a slow turn of foot which means the horse will have to take some time to reach its top speed, +43 being a "push-button" horse, that is almost reaching top speed instantly when called upon by the jockey.

5. Index to the tendency of the horse to be injured while racing. The range is from a -50 to a +50, -50 being an extreme tendency for injuries in the front legs, +50 being an extreme tendency for injury in the back legs. An index of 0 would mean that the horse has ideal running conformation and would most likely remain sound during its racing career.

6. Index of balance. The range is from -50 to a +50. -50 being a wasted motion because of the horse's stride from its back legs. +50 is a wasted motion because of the horse's stride from its front legs.

7. Index of Combined racing power. The range is from 75 to 400, 75 being an efficient coordination of the horse's index in relation to its ability for powerful home-stretch drive, 400 being the inability of the horse to sustain a home-stretch drive efficiently.

This is the company's proprietary information. These indexes are, as far as The company understands, on the cutting edge of the horse industry, and very little data can be found elsewhere in the industry. Therefore, there are uncertainties involved in these Power Numbers; specifically will the company's colts' Power Numbers as the colts reach maturity and racing age stay the same, increase or decrease? And exactly how accurate are the company's Power Numbers which will need further analysis of a controlled and uncontrolled class of horses further than the company has been able to develop at the present.

        Comparison of SECRETARIAT & SEATTLE SLEW to Company's Horses:

     SECRETARIAT     SEATTLE SLEW     BUSTER     TITAN     RIO BUSCADOR
     -----------     ------------     ------     -----     ------------
1.)      53               50            49         49           48
2.)     123              120           119        120          121
3.)      62               55            58         57           58
4.)      21               28            31         38            6
5.)       0              +10             0          0          -10
6.)      +3               -2             0          0          -10
7.)     112              128           100         75          130




                                    PAGE 11
In analyzing SECRETARIAT's Index scores, we can see that Index 1 indicates that SECRETARIAT would have a long top speed Index. Index 2 indicates that SECRETARIAT was a very fast horse at its top speed. Index 3 would indicate SECRETARIAT's main type of track would be dirt with some ability to race on the turf as well. Index 4 indicates that SECRETARIAT would reach top speed slower than many other horses. It would take him some time and racing room to reach and sustain top speed. Index 5 SECRETARIAT would have tendencies to be injury-free while racing. Index 6, SECRETARIAT would have an extreme, efficient motion and long stride. Index 7 SECRETARIAT, if beaten, would be by a horse that had a higher Power Index indicating a stronger home-stretch drive. In watching SECRETARIAT's races that he won and races that he lost, the Power Number Index would seem to correspond to situations SECRETARIAT encountered when racing at the track.

In analyzing SEATTLE SLEW's Index scores, we can see that Index I indicates SEATTLE SLEW, while not quite as brilliant as SECRETARIAT, would still be able to sustain his top speed farther than almost any other horse. Index 2 indicates SEATTLE SLEW has an almost equal top speed to SECRETARIAT. Index 3 indicates that SEATTLE SLEW would race mainly on the dirt race track. Index 4 indicates that SEATTLE SLEW would be more of a "push-button" top speed horse taking less time to reach top speed than SECRETARIAT. Index 5 indicates that SEATTLE SLEW would have a slight tendency toward injury in the back legs. Index 6 indicates that SEATTLE SLEW is extremely efficient in his movement which would take less stress from his legs, thus off-setting the tendency toward leg injuries of Index 5. Index 7 indicates that SEATTLE SLEW would have a weaker home-stretch drive than SECRETARIAT.

In analyzing the Power Numbers of SEATTLE SLEW, we can see that the races he won and the races he lost also depicted the circumstances and situations that he encountered while racing. SEATTLE SLEW used his ability to sustain his top speed by running in the lead and his top speed and efficiency of movement enabled SEATTLE SLEW to sustain that speed. And his home-stretch drive was inconsequential to his victory.

                                   BUSTER

In comparing the company's horses to SECRETARIAT and SEATTLE SLEW, BUSTER's Index 1 would indicate that he cannot sustain his top speed as long as SECRETARIAT and slightly less than SEATTLE SLEW. Index 2 indicates that BUSTER's top speed is not as fast as SECRETARIAT and slightly less than SEATTLE SLEW. Index 3 indicates that he is mainly a dirt track race horse. Index 4 indicates that he would be more of a "push-button" horse reaching a top speed in a very short time faster than either SECRETARIAT or SEATTLE SLEW. Index 5 indicates that he should be relatively injury-free during his racing career, equal to SECRETARIAT and slightly better than SEATTLE SLEW. Index 6 indicates that he has an extremely efficient stride, slightly better than that of both SECRETARIAT and SEATTLE SLEW. Index 7 indicates that BUSTER would have a very strong home-stretch drive, better than either SECRETARIAT or SEATTLE SLEW.

In conclusion, BUSTER's Power Index Numbers would indicate that his racing style would be similar to ALYSHEBA or SEEKING THE GOLD. BUSTER's best racing style would be racing off the pace, floating around the track, and having a strong home-stretch drive.


                                    PAGE 12

                                     TITAN

In comparing the company's horses to SECRETARIAT and SEATTLE SLEW, TITAN's Index 1 indicates that he cannot sustain his top speed as long as SECRETARIAT and slightly less than SEATTLE SLEW. Index 2 indicates that TITAN's top speed is not as fast as SECRETARIAT and equal to SEATTLE SLEW. Index 3 indicates that he is mainly a dirt track race horse. Index 4 indicates that he would be an extreme "push-button" horse reaching a top speed in a very short time, faster than either SECRETARIAT, SEATTLE SLEW, or the company's other horse, BUSTER. Index 5 indicates that TITAN should be relatively injury-free during his racing career equal to SECRETARIAT and slightly better than SEATTLE SLEW. Index 6 indicates that he has an extremely efficient stride, slightly better than that of both SECRETARIAT and SEATTLE SLEW. Index 7 indicates that TITAN would have an extreme home-stretch drive, better than either SECRETARIAT, SEATTLE SLEW, or the company's other horse, BUSTER.

In conclusion, TITAN's Power Index Numbers would indicate that his racing style would be similar to ALYSHEBA or SEEKING THE GOLD. TITAN's best racing style would be racing off the pace, floating around the track, and having an extreme home-stretch drive. However, TITAN's left leg toes-out very slightly, indicating that he would have more tendencies toward injury on the left leg. This, however, is off-set by his Power Number that indicates he would be racing free of injury. In comparing TITAN to BUSTER, TITAN appears to be slower developing, taller, and appears not to be as confident in new situations.

                                RIO BUSCADOR

In analyzing RIO BUSCADOR's Index scores, we can see that Index I indicates she would have a shorter top speed Index than either SECRETARIAT or SEATTLE SLEW and slightly less than either BUSTER or TITAN. Index 2 indicates that RIO BUSCADOR's top speed is faster than other comparison horses except for SECRETARIAT. Index 3 indicates her main type of track would be dirt. Index 4 indicates that she would reach top speed slower than most other horses. It would take her some time and racing room to reach and sustain top speed, even longer than SECRETARIAT. Index 5 indicates she would have tendencies to injure her front legs while racing. Index 6 indicates that she would have an extremely efficient motion and long stride. Index 7 indicates that, if beaten, she would be beaten by a horse with a higher Power Index, indicating a stronger home-stretch drive.

In conclusion, in analyzing RIO BUSCADOR's Power Index No. 5, the Power Number Index 5 shows a tendency to be prone to injury on her front legs. The structural tendency is for her to be injured on her left front leg by toeing-out. This is the basis of the company's decision to maintain RIO BUSCADOR as a brood mare instead of going to the expense of race training, when she has a high probability of injury if raced at the track. However, her extreme top speed, as shown in Index No. 2, is a very strong asset, and when cross-bred to a horse with the ability to move efficiently and sustain his top speed, the foal could be very nice.

RIO BUSCADOR is an extremely dominant and competitive mare. She wants to race anything that approaches her pasture; truck, bike or person--an intangible quality that, in the company's opinion, all the great horses have.


                                     PAGE 13
Competition

The competition is catching up to the company in one aspect of NCT's proprietary "Power Genetics" Number Indexes, specifically Index 6. For example, LOST IN THE FOG, a horse-of-the-year candidate in 2005, won ten straight races before being defeated in the Breeders Cup Championship Series Sprint race. LOST IN THE FOG was analyzed by a company that analyzes efficiency of stride. According to the Breeders Cup announcers, they analyzed length of stride and time in the air, and he was selected for this quality. This would imply that some individuals are beginning to understand and apply the relationship of Index 6 to a quality of the race horse.

The competition is still behind the company in using the total Power Numbers in selecting horses for breeding and racing. The indicators are that some owners and trainers are willing to go through the expense of analyzing Index indicator Number 6 to help in their selection process, especially the select Kentucky sales, where horses are sold for millions of dollars. However, the other indicators seem to be unnoticed at the present time in comparing horses that have good indicators to those that do not. Their price seems to be relatively the same, and no correspondence seems to exist between the poor and good indicators and the prices at which they are sold. The thoroughbred sales in California and Texas have usually less expensive horses, and it is rare that anyone would go to the expense of analyzing these horses because of their lower auction prices. This gives the company a big advantage. The company can see the horses a day before the sale, analyze hundreds of horses using the complete Power Index Numbers rather than just Index 6, and purchase or bid on horses that have the complete package.

At the Texas auction on December 11, 2005, the company purchased two colts with the highest Power Number Indexes of any colts at that auction. The company was able to purchase these colts at well below the average price for colts at this auction, and dramatically less than colts sold at the Kentucky auction. The company wasn't able to find colts meeting the company's "Power Genetics" standard at the California auction. The company believes both TITAN and BUSTER are two of the best horses to sell at any of these auctions. The company feels fortunate to have purchased these two colts within the company's price range.

An interesting phenomenon the company has observed is that the company's "Power Genetics" injury-free Power Numbers appear to off-set the classical bad knee conformation. While in California we observed several stallions. One stallion had extremely good Power Numbers for injury-free legs, yet the standard classical knee conformation was so bad that the company felt this horse was a danger to its jockey and other horses on the track. Yet this horse raced at the top competitions well after most horses were retired, and he earned over three million dollars in earnings, held a stud fee of $5,000, and a breeding share price of $20,000 per breeding share. Obviously, at some point in the future NCT wants to examine this phenomenon in other horses and situations.

Market Making

The company is in the process of obtaining a market maker for the company's stock, and anticipates being on the Pink Sheets until the company meets the requirements of the OTC Bulletin Board. While the company is in the process

                                    PAGE 14

of securing a market maker, there can be no guarantees that a market maker will be available, or that the company will meet their requirements in order to make a market for the company's securities.

Lines of Credit

The company is seeking lines of credit from various banks and lending institutions to off-set any sudden expenses such as horse injuries or equipment breakdowns. This is in the initial steps, and there is no assurance that the company will be able to meet the lending requirements for the various lenders.

Financial Condition and Liquidity

The Company expects to remain inactive. Nevada Classic Thoroughbreds, Inc. (also referred to as "NCT" or "the company") intends to be financed by its officers and directors until such time as the thoroughbred filly can be bred and the colts raced.


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

                                    PAGE 15
         Exhibit 32.2 - Certification of the Acting Chief Financial
                        Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Item 8.01 on
         Form 8-K     - On December 15, 2005 the company filed a Form
                        8-K for Item 8.01, "Other Events," merely to provide information about the company's recent purchases of colts, as has been further described in this report.

                                PART II - 3

None









                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the Financial Statements of an Inactive Registrant pursuant to Regulation 17CFR210-3-11, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Nevada Classic Thoroughbreds, Inc.



Dated:  December 31, 2005            By:    /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer


                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer






                                    PAGE 16