Form 10QSB/A
period 2005-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2006-01-18
CIK 1128383

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                 FORM 10-QSB/A

           AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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


Explanatory Note:
-----------------

Pursuant to discussions with staff of the Securities and Exchange Commission and in keeping with SOP 85-3 regarding evaluations of breeding stock, the company is amending our Form 10-QSB for the period ended December 31, 2005, as previously filed on January 3, 2006.

This Amended Quarterly Report amends the Balance Sheet in Part I, Item 1 "Financial Statements," on Page 3; and "Note 1. Summary of Significant Accounting Policies," on Page 8. Except for these items, no other information in the Original Quarterly Report is amended hereby.




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












                                    PAGE 2
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31,2005

                               BALANCE SHEET


                                  ASSETS

CURRENT ASSETS
       Cash                                                $  30,000
       Stallion Breeding Shares Inventory
            BUSTER                                             3,610
            TITAN                                              3,610
       Thoroughbred Four-year Old (RIO BUSCADOR)              68,938
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      3,000
                                                           -----------
                                                           $  81,658
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock,
         par value $.001 per share
       Authorized 5,000,000 shares
           (2,500,000 Horse Preferred and
            2,500,000 Ranch Preferred)
       4,000,000 shares issued and
         outstanding
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock,
         par value $.001 per share
       Authorized 5,000,000 shares
            1,900,000 shares issued and
          outstanding                            1,900
     Paid-In capital in excess of par
       value of stock                            5,329
     Deficits accumulated during
       developmental stage                     (76,158)

TOTAL STOCKHOLDERS' EQUITY                                 $  81,658
                                                           -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $  81,658
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

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company uses sop 85-3, breeding horses under development. The horse evaluation is adding in direct costs to the value of the horses under development. The value is the lower of cost or established market value, until breeding maturity, then the horses are depreciated through the life of the breeding career.

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





                                  PAGE 8
Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

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

                                    PAGE 9

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

                                     PAGE 10
In analyzing SECRETARIAT's Index scores, we can see that Index 1 indicates that SECRETARIAT would have a long top speed Index. Index 2 indicates that SECRETARIAT was a very fast horse at its top speed. Index 3 would indicate SECRETARIAT's main type of track would be dirt with some ability to race on the turf as well. Index 4 indicates that SECRETARIAT would reach top speed slower than many other horses. It would take him some time and racing room to reach and sustain top speed. Index 5 SECRETARIAT would have tendencies to be injury-free while racing. Index 6, SECRETARIAT would have an extreme, efficient motion and long stride. Index 7 SECRETARIAT, if beaten, would be by a horse that had a higher Power Index indicating a stronger home-stretch drive. In watching SECRETARIAT's races that he won and races that he lost, the Power Number Index would seem to correspond to situations SECRETARIAT encountered when racing at the track.

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


                                    PAGE 11

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


                                     PAGE 12
Competition

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

Market Making

The company is in the process of obtaining a market maker for the company's stock, and anticipates being on the Pink Sheets until the company meets the requirements of the OTC Bulletin Board. While the company is in the process

                                    PAGE 13
of securing a market maker, there can be no guarantees that a market maker will be available, or that the company will meet their requirements in order to make a market for the company's securities.

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

                                    PAGE 14
         Exhibit 32.2 - Certification of the Acting Chief Financial
                        Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Nevada Classic Thoroughbreds, Inc.



Dated:  January 18, 2006             By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer


                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer






                                    PAGE 15