Form 10QSB
period 2006-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2006-05-15
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2006

                         Commission file number: 000-31154



                        NEVADA CLASSIC THOROUGHBREDS, INC.
                 (Name of small business issuer in its charter)


                NEVADA                                 86-1007952
----------------------------------------   ---------------------------------
       State of other jurisdiction         (IRS Employer Identification No.)
     of incorporation or organization)


    705 N 110th Place, Mesa, AZ 85207               (480) 890-0678
----------------------------------------  -----------------------------------
(Address of principal executive offices)       Issuer's telephone number


                                       None
                ----------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)














                                   PART F/S

Financial Statements. The following financial statements are attached to this report and filed as a part thereof.






                           TABLE OF CONTENTS


                                                             PAGE NO.

PART I                                                            3

Item 1:  FINANCIAL STATEMENTS

          Balance Sheet (unaudited)                               3

          Statement of Operations (unaudited)                     4

          Statement of Cash Flows (unaudited)                     6

          Notes to Financial Statements                           8

Item 2:  PLAN OF OPERATION                                        9


PART II - OTHER INFORMATION                                      14

Item 1:  Legal Proceedings                                       14

Item 2:  Changes in Securities                                   14

Item 3:  Defaults Upon Senior Securities                         14

Item 4:  Submission of Matters to a Vote of Security Holders     14

Item 5:  Other Information                                       14

Item 6:  Exhibits and Reports on Form 8-K                        14


PART II - 3                                                      15


SIGNATURES                                                       15

















                                 ~~PAGE 2~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2006

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Checking                                            $   1,571
       Savings                                                25,229
     Stallion Breeding Shares Inventory
       Colt (BUSTER)                                           4,170
       Colt (TITAN)                                            4,170
       Thoroughbred Four-year Old Filly (RIO BUSCADOR)        69,313
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      3,000
       Horse Round Pen                                           950
       Pasture Improvements                                    1,125
                                                           -----------
                                                           $ 112,028
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                              528

STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock,
         par value $.001 per share
       Authorized 5,000,000 shares
           (2,500,000 Horse Preferred and
            2,500,000 Ranch Preferred)
       4,000,000 shares issued and
         outstanding
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock,
         par value $.001 per share
       Authorized 5,000,000 shares
            1,900,000 shares issued and
          outstanding                            1,900
     Paid-In capital in excess of par
       value of stock                            2,672
     Deficits accumulated during
       developmental stage                     (79,358)

TOTAL STOCKHOLDERS' EQUITY                                 $ 112,028
                                                           -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $ 112,028
                                                           ===========
                            See Accompanying Notes

                                  ~~PAGE 3~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING MARCH 31, 2006


                                     MAR 31, 2006        MAR 31, 2005
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  General                                    1,495                375

     Filly - Rio Buscador
        Pasture              $  300
        Supplemental Feed        35
        Veterinarian/Ferrier     40
     Colt - Buster
        Pasture              $  300
        Supplemental Feed       220
        Veterinarian/Ferrier     40
     Colt - Titan
        Pasture              $  300
        Supplemental Feed       220
        Veterinarian/Ferrier     40
     Pasture Improvements                    1,125
     Horse Round Pen                           950
                             ------

TOTAL EXPENSES                       $       6,304              3,109
                                      -------------       -----------
NET (LOSS)                           $     ( 6,304)      $    ( 3,109)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,780,000
                                    ===============     ==============






                           See Accompanying Notes

                                  ~~PAGE 4~~


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                       FOR PERIOD ENDING MARCH 31,2006


                                     MAR 31, 2006         MAR 31, 2005
                                    -------------        --------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                         $(   6,304)        $(    3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services                      2,734               2,734
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      2,672                   0
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                 528                   0
     Line of Credit - $10,000
                                        ----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31             $    (3,104)           $    (40)
                                        ==========         ===========









                           See Accompanying Notes

                                  ~~PAGE 5~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                      FOR PERIOD ENDING MARCH 31, 2006


                                       MAR 31, 2006       MAR 31, 2005
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  6,304)          $ ( 3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of
         services                           2,734               2,734

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders             2,672                 375

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                 528                   0
     Line of Credit - $10,000
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT MAR 31, 2006
                                     $     (3,104)          $  (   40)
                                    ==============         ============





                            See Accompanying Notes

                                  ~~PAGE 6~~


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                       FOR PERIOD ENDING MARCH 31, 2006


                                       MAR 31, 2006       MAR 31, 2005
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $   2,672          $     375
                                          =========          =========
























                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2006
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company uses SOP 85-3, breeding horses under development. The horse evaluation is adding in direct costs to the value of the horses under development. The value is the lower of cost or established market value, until breeding maturity, then the horses are depreciated through the life of the breeding career. Pursuant to discussions with staff of the Securities and Exchange Commission in January of 2006 and in keeping with SOP 85-3 regarding evaluations of breeding stock, the following accounting practices have been adopted and adjustments as of March 31, 2006.

Any financial statements prior to March 31, 2006 will be inaccurate, as they do not reflect SOP 85-3, breeding horses under development, and should not be relied upon for any meaningful representations of the company's financial position.

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

                                ~~PAGE 8~~


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

The company in its developmental stage is now developing the company's horses as future stallions and broodmare. The company's main purpose is to do the training of the broodmare, RIO BUSCADOR, in loading and unloading, as well as being handled, to enable the company to transport and breed the filly, estimated to be some time in 2007.

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

                                  ~~PAGE 9~~

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

        Comparison of SECRETARIAT & SEATTLE SLEW to Company's Horses:

     SECRETARIAT     SEATTLE SLEW     BUSTER     TITAN     RIO BUSCADOR
     -----------     ------------     ------     -----     ------------
1.)      53               50            49         49           48
2.)     123              120           119        120          121
3.)      62               55            58         57           58
4.)      21               28            31         38            6
5.)       0              +10             0          0          -10
6.)      +3               -2             0          0          -10
7.)     112              128           100         75          130
                                    ~~PAGE 10~~
In analyzing SECRETARIAT's Index scores, we can see that Index 1 indicates that SECRETARIAT would have a long top speed Index. Index 2 indicates that SECRETARIAT was a very fast horse at its top speed. Index 3 would indicate SECRETARIAT's main type of track would be dirt with some ability to race on the turf as well. Index 4 indicates that SECRETARIAT would reach top speed slower than many other horses. It would take him some time and racing room to reach and sustain top speed. Index 5 SECRETARIAT would have tendencies to be injury-free while racing. Index 6, SECRETARIAT would have an extreme, efficient motion and long stride. Index 7 SECRETARIAT, if beaten, would be by a horse that had a higher Power Index indicating a stronger home-stretch drive. In watching SECRETARIAT's races that he won and races that he lost, the Power Number Index would seem to correspond to situations SECRETARIAT encountered when racing at the track.

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


                                  ~~PAGE 11~~

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

RIO BUSCADOR is an extremely dominant and competitive filly. She wants to race anything that approaches her pasture; truck, bike or person--an intangible quality that, in the company's opinion, all the great horses have.


                                   ~~PAGE 12~~
Competition

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

Market Making

The company is in the process of obtaining a market maker for the company's stock, and anticipates being on the Pink Sheets until the company meets the requirements of the OTC Bulletin Board. While the company is in the process

                                  ~~PAGE 13~~
of securing a market maker, there can be no guarantees that a market maker will be available, or that the company will meet their requirements in order to make a market for the company's securities.

Line of Credit

The company has obtained a line of credit from Chase Bank, Arizona, to off-set any sudden expenses such as horse injuries or equipment breakdowns.

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



                                  ~~PAGE 14~~




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

Nevada Classic Thoroughbreds, Inc.



Dated:  May 15, 2006             By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer


                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer










                                   ~~PAGE 15~~