Form 10KSB
period 2006-06-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2006-10-03
CIK 1128383

FUNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006

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

PART I:

ITEM 1: Description of Business.

Nevada Classic Thoroughbreds, Inc. (henceforth referred to as "NCT" or the "company") has developed a breeding, training, racing, proprietary, unified horse racing structure. The company is vertically structured making it possible for one or two people to maintain real-time contact with one to four racing horses. This provides the breeding, training and racing of the individual racehorse to be accomplished completely in-house. The company has control over the unified system.

The company's proprietary solution to the horse racing industry's challenge is Power Genetics, pre-potent characteristics in horses that can reproduce themselves.

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

[back to Table of Contents]

ITEM 2: Description of Property.

One of the company's real assets is its five-year-old mare of 2001, Rio Buscador. The company spent a vast amount of time and energy in research to find the genetic pedigree with natural horse racing ability. The company feels the five-year-old mare has the genetics, heritage, and conformation encompassed by the technology of Power Genetics. The five-year-old mare is invaluable to the company in producing its racehorses. The five-year-old mare has a flaw: her left front leg turns one/eighth rotation from the knee to the hoof. This flaw is normally considered a medium flaw by Arizona Equine Veterinary Clinic, in Gilbert, Arizona. Her Power Genetics indicated that her best racing distance would be one and one-fourth miles on the turf or grass surface.

Another of the company's real assets is its yearling colt of 2005, Buster. Again, the company has spent a vast amount of time and energy in research to find the genetic pedigree with natural horse racing ability. The company feels the yearling colt, Buster, has the genetics, heritage, and conformation encompassed by the technology of Power Genetics. The yearling colt is invaluable to the company in producing its racehorses. Buster's Power Index Numbers would indicate that his racing style would be similar to Alysheba or Seeking The Gold. Buster's best racing style would be racing off the pace, floating around the track, and having a strong home-stretch drive.

Another of the company's real assets is its yearling colt of 2005, Titan. Again, the company has spent a vast amount of time and energy in research to find the genetic pedigree with natural horse racing ability. The company feels that Titan has the genetics, heritage, and conformation encompassed by the technology of Power Genetics. Titan is invaluable to the company in producing its racehorses. Titan's Power Index Numbers would indicate that his racing style would be similar to Alysheba or Seeking The Gold. Titan's best racing style would be racing off the pace, floating around the track, and having an extreme home-stretch drive. However, Titan's left leg toes-out very slightly, indicating that he would have more tendencies toward injury on the left leg. This, however, is off-set by his Power Number that indicates he would be racing free of injury. In comparing Titan to Buster, Titan appears to be slower developing, taller, and appears not to be as confident in new situations.

ITEM 3: Legal Proceedings.

Not Applicable.

ITEM 4: Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II:

ITEM 5: Market for Common Equity and Related Stockholder Matters.

There are no markets for the company's securities. The company is inactive at the present time.

The beneficial shareholders have withdrawn their block of stock for sale as described in the March 31, 2004 10Q. The company could not acquired the horse interests in a timely manner. The excellent reputation of the company and the company's intent on purchasing interests in the horses allowed the company's competitors to obtain the interests in the horses before the company. To eliminate this situation, the shareholders of the company have proposed future stock disbursements (see Proposed Future Stock Disbursements, herein).

The company intends to obtain a market maker for the company's common stock and horse preferred stock.

[back to Table of Contents]

The preferred stock was initially registered with the Securities and Exchange Commission at its initial filing of the 10SB12G. The stock became freely tradable on October 14, 2002. On March 31, 2005 a stock split occurred, resulting in 2,000,000 shares of horse preferred stock and 2,000,000 shares of ranch preferred stock. At the present time, the Horse Preferred Stock and the Ranch Preferred Stock are freely tradable.

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

ITEM 6: Management's Discussion and Analysis or Plan of Operation.

The major concerns of the company have been addressed: that of producing a foal that has the genetic qualities that the company needs in order to be successful. The use of the company's Power Genetics system has produced Rio Buscador, now a mare, whose Power Genetics numbers are greater than either the sire's or the dam's power numbers. The five-year-old mare's flaw is her left front leg turning out one/sixteenth rotation from the knee to the hoof. It would be considered a moderate rotation in normal breeding and racing circles. This flaw may or may not affect Rio Buscador's racing ability.

Rio Buscador is a line breeding from the stallion, Mr. Prospector. Mr. Prospector is a legend in the thoroughbred horse racing industry. Rio Buscador is genetically three/eighths Mr. Prospector. A direct son of Mr. Prospector would be genetically four/eighths Mr. Prospector. Rio Buscador is genetically very similar to Fusaichi Pegasus whose sire is Mr. Prospector and whose dam is by Dansig, a Northern Dancer son. Thus both the sire and dam side are genetically similar to the company's Rio Buscador. Fusaichi Pegasus was syndicated for approximate $50,000,000 at the end of his racing career.

Rio Buscador possesses Power Genetics numbers greater than either the sire or the dam. This mare has exceeded the power-numbers expectation from the breeding. While the company can, for all intents and purposes, be relatively accurate in its assessment now that the foal is a five-year-old mare, the company feels it has over-achieved what the mating was expected to produce. This mare does not resemble either the sire or the dam, but actually looks like, and is built like, Mr. Prospector himself. This is exactly "theoretically" what was supposed to happen in a successful line breeding. The line breeding of the mare is genetically three/eighths Mr. Prospector. A direct offspring of Mr. Prospector would be four/eighths. The company feels it has achieved a successful line breeding, intensifying the good qualities, while eliminating the unwanted qualities, with the exception of the left front leg turning out one/sixteenth rotation from the knee to the hoof. This would be considered a moderate flaw. The other indications are at this time that the company has produced a top-level racehorse with the ability to reproduce top-level racehorses.

[back to Table of Contents]

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

The company in its developmental stage is now developing the company's horses as future stallions and broodmare. The company's main purpose is to do the training of the broodmare, Rio Buscador, in loading and unloading, being handled, putting under lights for early breeding before shipping to the breeding stallion farm, estimated to be some time in February, 2008. The colts will undergo being handled, groomed, and learning to load and unload, as well as some round-pen training before being sent to a breaking farm for the initial training in preparation for their racing careers.

RESULT OF OPERATIONS

Power Genetics

The company has purchased or bred its initial assets; that of two breeding stallion prospects, Buster and Titan, and one broodmare prospect, Rio Buscador. The company is developing these horses to enter their respective breeding careers. The company may purchase additional horses if the standard conformation or the company's Power Genetics numbers do not meet the company's high standards. The minimum objective of the breeding horses is to produce race horses that win a graded-stakes race. The maximum the company is hoping for is that the horses can compete in the classic races.

The following is a detailed outline of the company's Power Genetics in comparison to Secretariat and Seattle Slew.

The company's Power Genetics is the company's tool used to evaluate the potential of the racing and breeding ability of its race horses. The following are the scores of the company's horses as well as some comparisons to Secretariat and Seattle Slew's Power Numbers.

1. Index of the ability of the horse to sustain its top speed over a distance of land. The range is from 43 to 53, 43 being a short burst of speed covering 1/8 of a mile, 53 being a long burst of speed of about 3/4 of a mile. [go to comparison chart]

2. Index of the ability of the horse to reach a high speed of racing. The range is from 108 to 124, 108 being a slow top speed, 124 being an extreme top speed. [go to comparison chart]

3. Index of the ability to race on turf or dirt. The range is from 55 to 70, 55 being a horse that races best on dirt, 70 being a horse that races best on the turf. [go to comparison chart]

4. Index of the ability of the horse to have a quick turn of foot. The range is from -112 to +43, -112 being a slow turn of foot which means the horse will have to take some time to reach its top speed, +43 being a "push-button" horse, that is almost reaching top speed instantly when called upon by the jockey. [go to comparison chart]

5. Index to the tendency of the horse to be injured while racing. The range is from a -50 to a +50, -50 being an extreme tendency for injuries in the front legs, +50 being an extreme tendency for injury in the back legs. An index of 0 would mean that the horse has ideal running conformation and would most likely remain sound during its racing career. [go to comparison chart]

6. Index of balance. The range is from -50 to a +50. -50 being a wasted motion because of the horse's stride from its back legs. +50 is a wasted motion because of the horse's stride from its front legs. An ideal score would be 0. [go to comparison chart]

7. Index of Combined racing power. The range is from 75 to 400, 75 being an efficient coordination of the horse's index in relation to its ability for powerful home-stretch drive, 400 being the inability of the horse to sustain a home-stretch drive efficiently. [go to comparison chart]

[back to Table of Contents]

This is the company's proprietary information. These indexes are, as far as the company understands, on the cutting edge of the horse industry, and very little data can be found elsewhere in the industry. Therefore, there are uncertainties involved in these Power Numbers. Specifically, will the company's colts' Power Numbers as the colts reach maturity and racing age stay the same, increase or decrease? And exactly how accurate are the company's Power Numbers which will need further analysis of a controlled and uncontrolled class of horses further than the company has been able to develop at the present.

Comparison of Secretariat & Seattle Slew to Company's Horses:

	SECRETARIAT	SEATTLE SLEW	BUSTER	TITAN	RIO BUSCADOR
1)	53	50	49	49	48
2)	123	120	119	120	121
3)	62	55	58	57	58
4)	21	28	31	38	6
5)	0	+10	0	0	-10
6)	+3	-2	0	0	-10
7)	112	128	100	75	130

[back to Power Genetics descriptions]

In analyzing Secretariat's Index scores, we can see that Index 1 indicates that Secretariat would have a long top speed Index. Index 2 indicates that Secretariat was a very fast horse at its top speed. Index 3 would indicate Secretariat's main type of track would be dirt with some ability to race on the turf as well. Index 4 indicates that Secretariat would reach top speed slower than many other horses. It would take him some time and racing room to each and sustain top speed. Index 5 Secretariat would have tendencies to be injury-free while racing. Index 6, Secretariat would have an extreme, efficient motion and long stride. Index 7 Secretariat, if beaten, would be by a horse that had a higher Power Index indicating a stronger home-stretch drive. In watching races that Secretariat won and races that he lost, the Power Number Index would seem to correspond to situations Secretariat encountered when racing at the track.

In analyzing Seattle Slew's Index scores, we can see that Index 1 indicates Seattle Slew, while not quite as brilliant as Secretariat, would still be able to sustain his top speed farther than almost any other horse. Index 2 indicates Seattle Slew has an almost equal top speed to Secretariat. Index 3 indicates that Seattle Slew would race mainly on the dirt race track. Index 4 indicates that Seattle Slew would be more of a "push-button" top speed horse taking less time to reach top speed than Secretariat. Index 5 indicates that Seattle Slew would have a slight tendency toward injury in the back legs. Index 6 indicates that Seattle Slew is extremely efficient in his movement which would take less stress from his legs, thus off-setting the tendency toward leg injuries of Index 5. Index 7 indicates that Seattle Slew would have a weaker home-stretch drive than Secretariat. In analyzing the Power Numbers of Seattle Slew, we can see that the races he won and the races he lost also depicted the circumstances and situations that he encountered while racing. Seattle Slew used his ability to sustain his top speed by running in the lead and his top speed and efficiency of movement enabled Seattle Slew to sustain that speed. And his home-stretch drive was inconsequential to his victory.

Buster

In comparing the company's colt, Buster, to Secretariat and Seattle Slew, Buster's Index 1 would indicate that he cannot sustain his top speed as long as Secretariat and slightly less than Seattle Slew. Index 2 indicates that Buster's top speed is not as fast as Secretariat and slightly less than Seattle Slew. Index 3 indicates that he is mainly a dirt track race horse. Index 4 indicates that he would be more of a "push-button" horse reaching a top speed in a very short time faster than either Secretariat or Seattle Slew. Index 5 indicates that he should be relatively injury-free during his racing career, equal to Secretariat and slightly better than Seattle Slew. Index 6 indicates that he has an extremely efficient stride, slightly better than that of both Secretariat and Seattle Slew. Index 7 indicates that Buster would have a very strong home-stretch drive, better than either Secretariat or Seattle Slew.

In conclusion, Buster's Power Index Numbers would indicate that his racing style would be similar to Alysheba or Seeking The Gold. Buster's best racing style would be racing off the pace, floating around the track, and having a strong home-stretch drive.

Titan

In comparing the company's colt, Titan, to Secretariat and Seattle Slew, Titan's Index 1 indicates that he cannot sustain his top speed as long as Secretariat and slightly less than Seattle Slew. Index 2 indicates that Titan's top speed is not as fast as Secretariat and equal to Seattle Slew. Index 3 indicates that he is mainly a dirt track race horse. Index 4 indicates that he would be an extreme "push-button" horse reaching a top speed in a very short time, faster than either Secretariat, Seattle Slew, or the company's other colt, Buster. Index 5 indicates that Titan should be relatively injury-free during his racing career equal to Secretariat and slightly better than Seattle Slew. Index 6 indicates that he has an extremely efficient stride, slightly better than that of both Secretariat and Seattle Slew. Index 7 indicates that Titan would have an extreme home-stretch drive, better than either Secretariat, Seattle Slew, or the company's other colt, Buster.

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

[back to Table of Contents]

Rio Buscador

In analyzing index scores of the company's five-year-old mare, Rio Buscador, we can see that Index I indicates she would have a shorter top speed Index than either Secretariat or Seattle Slew and slightly less than either Buster or Titan. Index 2 indicates that Rio Buscador's top speed is faster than other comparison horses except for Secretariat. Index 3 indicates her main type of track would be dirt. Index 4 indicates that she would reach top speed slower than most other horses. It would take her some time and racing room to reach and sustain top speed, even longer than Secretariat. Index 5 indicates she would have tendencies to injure her front legs while racing. Index 6 indicates that she would have an extremely efficient motion and long stride. Index 7 indicates that, if beaten, she would be beaten by a horse with a higher Power Index, indicating a stronger home-stretch drive.

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

COMPETITION

The competition is catching up to the company in one aspect of NCT's proprietary Power Genetics Number Indexes, specifically Index 6. For example, Lost In The Fog, a horse-of-the-year candidate in 2005, won ten straight races before being defeated in the Breeders Cup Championship Series Sprint race. Lost In The Fog was analyzed by a company that analyzes efficiency of stride. According to the Breeders Cup announcers, they analyzed length of stride and time in the air, and he was selected for this quality. This would imply that some individuals are beginning to understand and apply the relationship of Index 6 to a quality of the race horse.

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

At the Texas auction on December 11, 2005, the company purchased Buster and Titan, two colts with the highest Power Number Indexes of any colts at that auction. The company was able to purchase these colts at well below the average price for colts at this auction, and dramatically less than colts sold at the Kentucky auction. The company wasn't able to find colts meeting the company's "Power Genetics" standard at the California auction. The company believes both Titan and Buster are two of the best horses to sell at any of these auctions. The company feels fortunate to have purchased these two colts within the company's price range.

An interesting phenomenon the company has observed is that the company's Power Genetics injury-free Power Numbers appear to off-set the classical bad knee conformation. While in California we observed several stallions. One stallion had extremely good Power Numbers for injury-free legs, yet the standard classical knee conformation was so bad that the company felt this horse was a danger to its jockey and other horses on the track. Yet this horse raced at the top competitions well after most horses were retired, and he earned over three million dollars in earnings, held a stud fee of $5,000, and a breeding share price of $20,000 per breeding share. Obviously, at some point in the future NCT wants to examine this phenomenon in other horses and situations.

MARKET MAKING

The company is in the process of obtaining a market maker for its stock, and anticipates being on the Pink Sheets until the company meets the requirements of the OTC Bulletin Board. While the company is in the process of securing a market maker, there can be no guarantees that a market maker will be available, or that the company will meet their requirements in order to make a market for the company's securities.

[back to Table of Contents]

LINES OF CREDIT

The company has obtained a line of credit to off-set any sudden expenses such as horse injuries or equipment breakdowns.

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to remain inactive. NCT intends to be financed by its officers and directors until such time as the thoroughbred mare, Rio Buscador, can be bred and the colts, Buster and Titan, raced.

Historically the company has known the need for stock splits for purposes of meeting requirements of market makers and NASD quotation service.

On October 3, 2001, the company authorized 5,000 shares of its preferred stock to be split into 20,000 shares of horse preferred and 20,000 shares of ranch preferred. This split was withdrawn on April 6, 2002 without any stock issued, any remuneration received. On March 14, 2002, the company split its common stock 10-to-1. This stock split was withdrawn on April 6, 2002 without any stock issued or any remuneration received. The withdrawal of these stock splits was in response to the accidental and unexpected death of the corporation's brood mare, Ms. Walkin. The company decided to remain inactive until such time as its mare, Rio Buscador, could be evaluated as to her Power Genetics, and prepared for breeding. On April 5, 2004, the company's common stock was again split 20:1. This was again in preparation to meet the demands of market makers and the NASD quotation service. There has been no new shares offered or remuneration received from any of the stock splits. In March, 2005, the company tried to take advantage of special circumstances when horse interests became available to the company. The company's beneficial shareholders, Brad Brimhall and Descendants Trust, offered a block of stock to be sold to the public, the proceeds of which were to be used to acquire interests in certain horses. The company's competitors were able to capitalize on the company's inability to move quickly, and the aforementioned horse interests were sold and, hence, the beneficial shareholders' block of stock was withdrawn, with no shares sold or remuneration received by the company or its beneficial shareholders.

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

[back to Table of Contents]

NEVADA CLASSIC THOROUGHBREDS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2006

[back to Table of Contents]

BALANCE SHEET

FOR PERIOD ENDING JUNE 30, 2006

ASSETS
		JUNE 30, 2006		JUNE 30,2005

CURRENT ASSETS
Cash				$0
Checking account		$1571
Savings account		25,296
Thoroughbred Five-Year-Old Mare (Rio Buscador) [1]		69,858		10,000
Colt (Buster)		4,715
Colt (Titan)		4,715
1991 Ford Pickup Truck[14]		2,500
1986 Horse Trailer[15]		3,000
Horse Round Pen		950
Pasture Improvements		1,125

TOTAL ASSETS		113,730		10,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$0		$0
Credit Line		1813

STOCKHOLDERS' EQUITY
Horse and Ranch Preferred Stock,
par value $.001 per share
Authorized 5,000,000 (2,500,000 Horse Preferred
and 2,500,000 Ranch Preferred) shares;
4,000,000 shares issued and outstanding
(2,000,000 Horse Preferred and 2,000,000 Ranch Preferred)	$4,000		5
Common stock,
par value $.001 per share
Authorized 5,000,000 shares
1,900,000 shares issued and
outstanding	1,900		89
Paid in capital in excess of par value of stock	22,746		12,696
Stockholder receivable	0		0
Deficits accumulated during developmental stage[16]	(90,466)		(67,720)

TOTAL STOCKHOLDERS' EQUITY [1]		$111,917		$10,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [1]		$113,730		$10,000

See Accompanying Notes

[back to Table of Contents]

STATEMENT OF OPERATIONS

FOR PERIOD ENDING JUNE 30, 2006

		JUNE 30, 2006			JUNE 30, 2005

REVENUE			$0			$0

EXPENSES
Development costs			0			0
General & Administrative			10,936			10,936
Credit Line			200
Marketing			0			0
General			11,610			1,760
Five-year-old mare (Rio Buscador)
Pasture	$1,200			$1,200
Supplemental Feed	800			410
Veterinarian & Ferrier	180			150

	2,180			1,760

Colt (Buster)
Initial Expenses	4,170
Pasture	$300			$0
Supplemental Feed	200			0
Veterinarian & Ferrier	45			0

	4,715			0

Colt (Titan)
Initial Expenses	4,170
Pasture	$300			$0
Supplemental Feed	200			0
Veterinarian & Ferrier	45			0

	4,715			0

SEC Accounting			$0			$0

TOTAL EXPENSES			$22,746			12,696

NET (LOSS)			$(22,746)			$(12,696)

NET (LOSS) PER COMMON SHARE
Basic and diluted		$	( .00)		$	( .00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted			1,900,000			1,900,000

See Accompanying Notes

[back to Table of Contents]

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2000) TO JUNE 30, 2006

Common and Preferred Stock
	Shares	Amount	Additional Paid-in Capital	Fair Market Value of Services Donated by Stockholder	Accumulated Deficit During the Development State	Total Stockholders' Equity (Deficit)
COMMON STOCK Balance at Inception - November 1, 2000.	0	0	0	0	0	0
PREFERRED STOCK Balance at inception - November 1, 2000	0	0	0	0	0	0

COMMON STOCK Balance - June 2001	89,000	89	0	0	89	(89)
PREFERRED STOCK Balance - June 30, 2001	5,000	5	0	0	5	(5)

COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement for period ending June 30, 2002	2,000	0	0	0	0	0
COMMON STOCK Balance - June 2002	91,000	0	0	0	91	(91)
PREFERRED STOCK Balance - June 30, 2002	5,000	5	0	0	5	(5)

COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement, for period ending June 30, 2003	2,000	0	0	0	0	0
COMMON STOCK Balance - June 30, 2003	93,000	0	0	0	93	(93)
PREFERRED STOCK Balance - June 30, 2003	5,000	5	0	0	5	(5)

COMMON Stock split 20:1 April 5, 2004	1,860,000	0	0	0	1,860	(1,860)
COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement, for period ending June, 2004	40,000	0	0	0	0	0
COMMON STOCK Balance - June 30, 2004	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK Balance - June 30, 2004	5,000	5	0	0	5	(5)

COMMON STOCK Balance - June 2005	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK split 800:1 June 30, 2005	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Balance - June 2006	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK - June 2006	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock includes Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Net Loss from inception	--	--	--	--	--	(1,900)
PREFERRED STOCK Net Loss from inception	--	--	--	--	--	(4,000)

[back to Table of Contents]

STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

FOR THE PERIOD FROM JUNE 30, 2005 TO JUNE 30, 2006

UNAUDITED JUNE 30, 2006		UNAUDITED JUNE 30, 2005
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
(4,000)	0	(4,000)	0
Common
(1,900)	0	(1,900)	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
10,936		10,936	(54,679)
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
11,810		1,760	(13,041)
NET (LOSS) FOR EACH PERIOD SHOWN
200	(22,746)	0	(12,696)
BALANCE FOR EACH PERIOD SHOWN
22,746	(90,466)	12,696	(67,720)

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2000) TO JUNE 30, 2005

UNAUDITED JUNE 30, 2005		UNAUDITED JUNE 30, 2004		UNAUDITED JUNE 30, 2003		UNAUDITED JUNE 30, 2002		AUDITED JUNE 30, 2001		UNAUDITED JUNE 30, 2000
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
0	0	0	0	0	0	0	0	0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
(4,000)	0	(5)	0	(5)	0	(5)	0	(5)	0	0	0
Common
(1,900)	0	(1,900)	0	(93)	0	(91)	0	(89)	0	0	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
10,936	(54,679)	10,936	(43,793)	10,936	(32,807)	10,936	(21,871)	10, 935	0	0	0
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
1,760	(13,041)	1,760	(11,281)	1,760	(9,521)	3,797	(7,761)	3,964	0	0	0
NET (LOSS) FOR EACH PERIOD SHOWN
0	(12,696)	0	(12,696)	0	(12,696)	0	(13,797)	0	(14,767)	0	0
BALANCE FOR EACH PERIOD SHOWN
12,696	(67,720)	12,696	(53,956)	12,696	(41,260)	13,814	(28,564)	14,805	(14,767)	0	0

[back to Table of Contents]

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 30, 2005 TO JUNE 30, 2006

	UNAUDITED JUNE 30, 2006		UNAUDITED JUNE 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$	(22,746)	$	(12,696)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Fair market value of services provided by stockholder		10,936		10,936
Increase in donated or gifted capital for payment of expenses by stockholders		11,810		1,760
Changes in operating assets and liabilities:
Accounts payable		0		0

NET CASH PROVIDED BY OPERATING ACTIVITIES		$0		$0

CASH FLOWS FROM INVESTING ACTIVITIES		0		0

CASH FLOWS FROM FINANCING ACTIVITIES		1,813		0

NET INCREASE IN CASH AND CASH BALANCE AT JUNE 30, 2006		$25,296		$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$26		$0

Cash paid for taxes		$0		$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair market value of services provided by stockholder		$10,936		$10,936

Increase in donated or gifted capital for payment of expenses paid by stockholders		$22,746		$12,696

See Accompanying Notes

[back to Table of Contents]

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

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

[back to Table of Contents]

NOTE 2: PREFERRED STOCK

No special rights or preferences have been assigned to the preferred stock.

NOTE 3: DEVELOPMENT STAGE OPERATIONS

As of June 30, 2006 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from June 30, 2005 to June 30, 2006

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

[back to Table of Contents]

NOTE 5: INCOME TAXES

Net (loss)	$	(22,946)
The provisions for income taxes is estimated as follows:
Currently payable		$0
Deferred		$0
The net (loss) for financial statements differs from the federal income tax net loss. A reconciliation is as follows:
Financial statement net loss		$22,946
Non-deductible services		10,936

Income tax net loss		12,010

Significant components of the Company's deferred tax asset are as follows:
Net operating loss carry forward		$15,077
Less valuation allowance		0

Net deferred asset		$15,077

NOTE 6: PREFERRED STOCK

No special rights or preferences have been assigned to the preferred stock.

NOTE 7: STOCK OPTION AGREEMENT

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

A summary of the option activity for the period from November 1, 2000 to June 30, 2006, pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at November 1, 2000	0	$0
Granted	930,000	23.81
Outstanding at June 30, 2006	930,000	23.81

All shares are exercisable at June 30, 2006.

[back to Table of Contents]

Information regarding stock options outstanding as of June 30, 2006 is as follows:

Price Range	$ 10.00 -	$25.00
Weighted average exercise and grant date prices		$23.81
Outstanding at June 30, 2006	Exercisable

The weighted average fair market value of options granted in the period of November 1, 2000 to June 30, 2006 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

Dividend yield	0
Expected volatility	50%
Risk fee interest rate	5.7%
Expected life	Exercisable

For purposes of pro forma disclosure, the estimated fair market value of the options, if any, is amortized to expense over the options' vesting periods.

Under the Black-Scholes model, the options did not have any intrinsic value. Therefore, pro forma disclosure information has not been presented.

NOTE 8: SHARES OF STOCK ELIGIBLE FOR ISSUANCE

	Common	Preferred
Total stock authorized	5,000,000	5,000,000
Less stock issued	(1,900,000)	(4,000,000)
Less stock reserved for stock options	(930,000)	0
Balance available for issuance	2,170,000	1,000,000

NOTE 9: NET OPERATING LOSS CARRYFORWARD

The corporation has the following net operating loss carry forward:

Year	Amount	Expiration Date
June 30, 2006	$ 90,466	June 30, 2021

NOTE 10: FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER

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

[back to Table of Contents]

NOTE 11: LIMITED OPERATION COSTS

The shareholders have elected to pay the operation costs of the company up to June, 2007 as gifts or donations to the Company.

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

NOTE 14: FORD TRUCK ASSET   [back]

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

Based upon the company's most recent evaluation, the company's management, including its Chief Executive Officer and Chief Financial Officer (or persons performing those duties), concluded the company's disclosure controls and procedures over financial reporting are adequate and effective as of June 30, 2006. The effectiveness of the company's controls and procedures are an on-going process of continual improvement. As such, when the company becomes active, with earnings to report and audited financial statements, the company's disclosure controls and procedures may require restructuring.

There has been no change in the company's internal control over financial reporting or any other factor that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART III:

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Directors, Executive Officers, Promoters and Control Persons as of June 30, 2006.

ITEM 10: Executive Compensation

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Executive Compensation as it relates to the dollar amount.

[back to Table of Contents]

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Security Ownership of Certain Beneficial Owners and Management up to June 30, 2006.  The security ownership is as described elsewhere in this 10KSB Annual Report for the period ending June 30, 2006

ITEM 12: Certain Relationships and Related Transactions

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

Nevada Classic Thoroughbreds, Inc.

Dated: October 2, 2006	By: /s/ Brad Brimhall

Brad Brimhall
Chief Accounting Officer / Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 2, 2006	By: /s/ Brad Brimhall

Brad Brimhall
President and Chief Executive Officer

Dated: October 2, 2006	By: /s/ Pamela J. Brimhall

Pamela J. Brimhall
Secretary/Treasurer

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-Reporting Issuers:

Not Applicable.

[back to Table of Contents]