Form 10QSB
period 2006-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2006-11-22
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2006

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

















                                 ~~PAGE 2~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING SEPTEMBER 30, 2006

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Checking                                            $   1,146
       Savings                                                25,359
     Stallion Breeding Shares Inventory
       Colt (BUSTER)(1)                                        5,257
       Colt (TITAN)(1)                                         5,257
       Thoroughbred Five-year Old Filly (RIO BUSCADOR)(1)     70,400
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      3,000
       Horse Round Pen                                           950
       Pasture Improvements                                    1,125
                                                           -----------
                                                           $ 114,994
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock,
         par value $.001 per share
       Authorized 5,000,000 shares
           (2,500,000 Horse Preferred and
            2,500,000 Ranch Preferred)
       4,000,000 shares issued and
         outstanding
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock,
         par value $.001 per share
       Authorized 5,000,000 shares
            1,900,000 shares issued and
          outstanding                            1,900
     Paid-In capital in excess of par
       value of stock                            4,159
     Deficits accumulated during
       developmental stage                     (94,625)

TOTAL STOCKHOLDERS' EQUITY                                 $ 114,994
                                                           -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $ 114,994
                                                           ===========
                            See Accompanying Notes

                                  ~~PAGE 3~~

                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING SEPTEMBER 30, 2006


                                     SEP 30, 2006        SEP 30, 2005
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  General                                    1,425                375

     Filly - Rio Buscador
        Pasture              $  300
        Supplemental Feed       135
        Veterinarian/Ferrier     40
     Colt - Buster
        Pasture              $  300
        Supplemental Feed       135
        Veterinarian/Ferrier     40
     Colt - Titan
        Pasture              $  300
        Supplemental Feed       135
        Veterinarian/Ferrier     40
                             ------

TOTAL EXPENSES                       $       4,159              3,109
                                      -------------       -----------
NET (LOSS)                           $     ( 4,159)      $    ( 3,109)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============






                           See Accompanying Notes

                                  ~~PAGE 4~~


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                       FOR PERIOD ENDING SEPTEMBER 30,2006


                                     SEP 30, 2006         SEP 30, 2005
                                    -------------        --------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                         $(   4,159)        $(    3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services                      2,734               2,734
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      1,425              35,375
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT SEP 30             $    (8,495)           $ 35,000
                                        ==========         ===========











                           See Accompanying Notes

                                  ~~PAGE 5~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                      FOR PERIOD ENDING SEPTEMBER 30, 2006


                                       SEP 30, 2006       SEP 30, 2005
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  4,159)          $ ( 3,109)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of
         services                           2,734               2,734

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders             1,425              35,375

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
     Line of Credit - $10,000
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT MAR 31, 2006
                                     $     (8,495)          $  35,000
                                    ==============         ============





                            See Accompanying Notes

                                  ~~PAGE 6~~


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                       FOR PERIOD ENDING SEPTEMBER 30, 2006


                                       SEP 30, 2006       SEP 30, 2005
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $   4,159          $  35,375
                                          =========          =========
























                           See Accompanying Notes

                                  ~~PAGE 7~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING SEPTEMBER 30, 2006
                        NOTES TO FINANCIAL STATEMENTS

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

Any financial statements prior to March 31, 2006 will be inaccurate, as they do not reflect SOP 85-3, breeding horses under development, and should not be relied upon for any meaningful representations of the financial position of the Company.

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

The Company did not expense any development costs as per donation or gift from the shareholders for the period from Sep. 30, 2005 to Sep. 30, 2006.

Note 4:  FINANCIAL STATEMENT OF AN INACTIVE REGISTRANT

Under 17 CFR 210.3-11, the Company does not need to provide an audited or reviewed quarterly report.

Reg. 17 CFR 210.3-11
     (a) Gross Receipts from all sources for the fiscal year are not in excess of $100,000;

     (b) The registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock;

     (c) Expenditures for all purposes for the fiscal year are not in excess of $100,000;

     (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or

                                ~~PAGE 8~~
any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

     (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors would pay the expenses of the Company up to June 30, 2007 or until the Company can pay its operation costs as determined by the Company's officers and directors. After June 30, 2007, the Company would reimburse the officers and directors for any direct expenses paid into the Company.

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

The company in its developmental stage is now developing the company's horses as future stallions and broodmare. The company's main purpose is to do the training of the broodmare, RIO BUSCADOR, in loading and unloading, as well as being handled, to enable the company to transport and breed the mare, estimated to be some time in 2007.

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


                                  ~~PAGE 9~~

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








                                    ~~PAGE 10~~

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

                                  ~~PAGE 11~~

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



                                   ~~PAGE 12~~

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




                                  ~~PAGE 13~~
An interesting phenomenon the company has observed is that the company's "Power Genetics" injury-free Power Numbers appear to off-set the classical bad knee conformation. While in California we observed several stallions. One stallion had extremely good Power Numbers for injury-free legs, yet the standard classical knee conformation was so bad that the company felt this horse was a danger to its jockey and other horses on the track. Yet this horse raced at the top competitions well after most horses were retired, and he earned over three million dollars in earnings, held a stud fee of $5,000, and a breeding share price of $20,000 per breeding share. Obviously, at some point in the future NCT wants to examine this phenomenon in other horses and situations.

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


Item I:  Legal Proceedings
                None

Item 2:  Changes in Securities
                None

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
                None

Item 5:  Other Information
               None





                                  ~~PAGE 14~~
Item 6:  Exhibits and Reports on Form 8-K

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

Nevada Classic Thoroughbreds, Inc.



Dated:  November 20, 2006             By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer


                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer



                                   ~~PAGE 15~~