Form 10QSB
period 2006-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2007-02-20
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 2006

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

















                                 ~~PAGE 2~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                      FOR PERIOD ENDING DECEMBER 31, 2006

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Checking                                            $     282
       Savings                                                25,309
     Stallion Breeding Shares Inventory
       Colt (BUSTER)(1)                                        5,732
       Colt (TITAN)(1)                                         5,732
       Thoroughbred Five-year Old Filly (RIO BUSCADOR)(1)     70,875
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      3,000
       Horse Round Pen                                           950
       Pasture Improvements                                    1,125
                                                           -----------
                                                           $ 115,505
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock,
         par value $.001 per share
       Authorized 5,000,000 shares
           (2,500,000 Horse Preferred and
            2,500,000 Ranch Preferred)
       4,000,000 shares issued and
         outstanding
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock,
         par value $.001 per share
       Authorized 5,000,000 shares
            1,900,000 shares issued and
          outstanding                            1,900
     Paid-In capital in excess of par
       value of stock                            4,159
     Deficits accumulated during
       developmental stage                     (98,784)

TOTAL STOCKHOLDERS' EQUITY                                 $ 115,505
                                                           -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $ 115,505
                                                           ===========
                            See Accompanying Notes

                                  ~~PAGE 3~~

                       NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                      FOR PERIOD ENDING DECEMBER 31, 2006


                                     DEC 31, 2006        DEC 31, 2005
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                             2,734              2,734
  General                                    1,425                375

     Filly - Rio Buscador
        Pasture              $  300
        Supplemental Feed       135
        Veterinarian/Ferrier     40
     Colt - Buster
        Pasture              $  300
        Supplemental Feed       135
        Veterinarian/Ferrier     40
     Colt - Titan
        Pasture              $  300
        Supplemental Feed       135
        Veterinarian/Ferrier     40
                             ------

TOTAL EXPENSES                       $       4,159              7,220
                                      -------------       -----------
NET (LOSS)                           $     ( 4,159)      $    (10,329)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============






                           See Accompanying Notes

                                  ~~PAGE 4~~


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                     FOR PERIOD ENDING DECEMBER 31,2006


                                     DEC 31, 2006         DEC 31, 2005
                                    -------------        --------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                         $(   4,159)        $(   10,329)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value
           of services                      2,734               2,734
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      1,425               5,329
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         -----------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT DEC 31            $    (  864)           $  (5,000)
                                        ==========         ===========











                           See Accompanying Notes

                                  ~~PAGE 5~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                      FOR PERIOD ENDING DECEMBER 31, 2006



                                       DEC 31, 2006       DEC 31, 2005
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  4,159)          $ (10,329)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities:
         Fair market value of
         services                           2,734               2,734

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders             1,425               5,329

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
     Line of Credit - $10,000
                                    --------------         -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT MAR 31, 2006
                                     $     (8,495)          $  (5,000)
                                    ==============         ============





                            See Accompanying Notes

                                  ~~PAGE 6~~


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                     FOR PERIOD ENDING DECEMBER 31, 2006


                                       DEC 31, 2006       DEC 31, 2005
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock

    for payment of expenses
    paid by stockholders                  $   4,159          $   5,329
                                          =========          =========





















                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                      FOR PERIOD ENDING DECEMBER 31, 2006
                        NOTES TO FINANCIAL STATEMENTS

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

The Company did not expense any development costs as per donation or gift from the shareholders for the period from Sep. 30, 2006 to Dec. 31, 2006.

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

The company in its developmental stage is now developing the company's horses as future stallions and broodmare. The company's main purpose is to do the training of the two colts, TITAN and BUSTER, in loading and unloading, as well as being handled, to enable the company to transport and race the colts, estimated to be some time in 2008.

The colts will undergo being handled, groomed, and learning to load and unload, as well as some round-pen training before being sent to a breaking farm for the initial training in preparation for their racing careers.

The company plans to invest a portion of its funds in a marketing program to advertise horse and dog products. The particulars are under negotiation at the present time.

Result of Operation
-------------------

"Power Genetics"

The company has purchased or bred its initial assets; that of two breeding stallion prospects, and one broodmare prospect. The company is developing these horses to enter their respective breeding careers. The company may purchase additional horses if the standard conformation or the company's
"Power Genetics" numbers do not meet the company's high standards. The minimum

                                  ~~PAGE 9~~
objective of the breeding horses is to produce race horses that win a graded-stakes race. The maximum the company is hoping for is that the horses can compete in the classic races.

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

                                   BUSTER

In comparing the company's horses to SECRETARIAT and SEATTLE SLEW, BUSTER's Index 1 would indicate that he cannot sustain his top speed as long as SECRETARIAT and slightly less than SEATTLE SLEW. Index 2 indicates that BUSTER's top speed is not as fast as SECRETARIAT and slightly less than SEATTLE SLEW. Index 3 indicates that he is mainly a dirt track race horse. Index 4 indicates that he would be more of a "push-button" horse reaching a top speed in a very short time faster than either SECRETARIAT or SEATTLE SLEW. Index 5

                                  ~~PAGE 11~~
indicates that he should be relatively injury-free during his racing career, equal to SECRETARIAT and slightly better than SEATTLE SLEW. Index 6 indicates that he has an extremely efficient stride, slightly better than that of both SECRETARIAT and SEATTLE SLEW. Index 7 indicates that BUSTER would have a very strong home-stretch drive, better than either SECRETARIAT or SEATTLE SLEW.

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

In conclusion, in analyzing RIO BUSCADOR's Power Index No. 5, the Power Number Index 5 shows a tendency to be prone to injury on her front legs. The structural tendency is for her to be injured on her left front leg by toeing-

                                   ~~PAGE 12~~
out. This is the basis of the company's decision to maintain RIO BUSCADOR as a brood mare instead of going to the expense of race training, when she has a high probability of injury if raced at the track. However, her extreme top speed, as shown in Index No. 2, is a very strong asset, and when cross-bred to a horse with the ability to move efficiently and sustain his top speed, the foal could be very nice.

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

An interesting phenomenon the company has observed is that the company's "Power Genetics" injury-free Power Numbers appear to off-set the classical bad knee conformation. While in California we observed several stallions. One stallion had extremely good Power Numbers for injury-free legs, yet the standard classical knee conformation was so bad that the company felt this

                                  ~~PAGE 13~~
horse was a danger to its jockey and other horses on the track. Yet this horse raced at the top competitions well after most horses were retired, and he earned over three million dollars in earnings, held a stud fee of $5,000, and a breeding share price of $20,000 per breeding share. Obviously, at some point in the future NCT wants to examine this phenomenon in other horses and situations.

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


                                  ~~PAGE 14~~
         Exhibit 31.2 - Certification of the Acting Chief Financial
                        Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Nevada Classic Thoroughbreds, Inc.


Dated:  February 19, 2007            By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer



                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer











                                   ~~PAGE 15~~