Form 10QSB
period 2007-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2007-05-21
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2007

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


















                                 ~~PAGE 2~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2007

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Checking                                            $     112
       Savings                                                18,925
     Stallion Breeding Shares Inventory
       Colt (BUSTER)                                           7,811
       Colt (TITAN)                                            7,811
       Thoroughbred Four-year Old Filly (RIO BUSCADOR)        70,875
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      3,000
       Horse Round Pen                                           950
       Pasture Improvements                                    1,125
     Pixel Pet Expo                                            6,384
                                                           -----------
                                                           $ 126,048
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                0
     Pixel Pet Expo expenses                     6,384

STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock,
         par value $.001 per share
       Authorized 5,000,000 shares
           (2,500,000 Horse Preferred and
            2,500,000 Ranch Preferred)
       4,000,000 shares issued and
         outstanding
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock,
         par value $.001 per share
       Authorized 5,000,000 shares
            1,900,000 shares issued and
          outstanding                            1,900      Paid-In capital in
excess of par
       value of stock                            4,159
     Deficits accumulated during
       developmental stage                    (102,943)

TOTAL STOCKHOLDERS' EQUITY                                 $ 126,048
                                                           -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $ 126,048
                                                           ===========
                            See Accompanying Notes
                                  ~~PAGE 3~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING MARCH 31, 2007


                                     MAR 31, 2007        MAR 31, 2006
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Pixel Pet Expo                             6,384                  0
  Development costs                              0                  0
  Administrative                             2,734              2,734
  General                                    1,425              1,495
     Filly - Rio Buscador
        Pasture              $  300
        Supplemental Feed       135
        Veterinarian/Ferrier     40
     Colt - Buster
        Pasture              $  300
        Supplemental Feed       135
        Veterinarian/Ferrier     40
     Colt - Titan
        Pasture              $  300
        Supplemental Feed       135
        Veterinarian/Ferrier     40
                             ------

TOTAL EXPENSES                       $      10,543              6,304
                                      -------------       -----------
NET (LOSS)                           $     (10,543)      $    ( 3,109)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============






                           See Accompanying Notes

                                  ~~PAGE 4~~


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                       FOR PERIOD ENDING MARCH 31, 2007


                                     MAR 31, 2007         MAR 31, 2006
                                    -------------        --------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                         $(  10,543)        $(    6,304)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                            6,384                   0
    Fair market value of
         services                           2,734               2,734
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      1,425               2,672
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                              (6,384)                  0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                 528

                                        ----------         ------------
NET INCREASE(DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31             $    (6,554)           $  (3,104)
                                        ==========         ============










                           See Accompanying Notes

                                  ~~PAGE 5~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                      FOR PERIOD ENDING MARCH 31, 2007


                                       MAR 31, 2007       MAR 31, 2006
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    ( 10,543)          $ ( 6,304)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                            6,384                   0

    Fair market value of
         services                           2,734               2,734

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders             1,425               2,672

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                 528

NET INCREASE (DECREASE) IN CASH
   AND CASH BALANCE AT MAR 31, 2007
                                     $     (6,554)          $  (3,104)








                            See Accompanying Notes

                                  ~~PAGE 6~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                       FOR PERIOD ENDING MARCH 31, 2007


                                       MAR 31, 2007       MAR 31, 2006
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $   4,159          $   2,672
                                          =========          =========


























                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2007
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company uses SOP 85-3, breeding horses under development. The horse evaluation is adding in direct costs to the value of the horses under development. The value is the lower of cost or established market value, until breeding maturity, then the horses are depreciated through the life of the breeding career. Pursuant to discussions with staff of the Securities and Exchange Commission in January of 2006 and in keeping with SOP 85-3 regarding evaluations of breeding stock, the following accounting practices have been adopted and adjustments as of March 31, 2007.

Any financial statements prior to March 31, 2007 will be inaccurate, as they do not reflect SOP 85-3, breeding horses under development, and should not be relied upon for any meaningful representations of the company's financial position.

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

The company's "Power Genetics" is the company's tool used to evaluate the potential of the racing and breeding ability of its race horses. The following
                                  ~~PAGE 9~~

are the scores of the company's horses as well as some comparisons to SECRETARIAT and SEATTLE SLEW's Power Numbers.

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

Nevada Classic Thoroughbreds, Inc.



Dated:  May 20, 2007             By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer


                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer









                                   ~~PAGE 15~~