Form 10KSB
period 2007-06-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2007-09-26
CIK 1128383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

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

PART I:

ITEM 1: Description of Business.

Nevada Classic Thoroughbreds, Inc. (henceforth referred to as "NCT" or the "company") has developed a thoroughbred racing and breeding stallion, proprietary horse racing structure. The company is specialized, making it possible for one or two people to maintain the operation of the company. This provides only the racing of stallion prospects to be accomplished completely in-house.

The company's proprietary solution to the horse racing industry's challenge is Power Genetics Mathematical Racing Numbers™ ("PGMRN"), pre-potent characteristics in horses that can reproduce themselves.

MARKET

There are three distinct markets for the company's horses.

The first market is to race company horses in "claiming races." The claiming race is to enable people to buy the company's horses at the racetrack. This is a viable means of eliminating horses that are good but not quite able to compete at the top level of horse racing.

The second market is racing income from the racetrack. When the race horse races and performs well, NCT will receive income, or "purse money," from the winnings.

The third market is for the syndication of stallions. The stallions that possess outstanding pedigrees, conformation, and race records are syndicated into breeding shares. A breeding share entitles the share owner to breed one mare to the stallion in any one particular breeding season for the duration of the stallion's life.

The company is not dependent on only a few customers, since the horse racing industry's market is virtually nationwide, where the horses can be purchased or sold virtually throughout the entire United States. The company is not limited by its customers or limited by the location of its selected horses. These stallions are, almost without exception, readily available and accessible.

The company does not require governmental approval or licensing for any of its stallion racing or breeding prospects. However, the racetrack requires a normal training license where the horse is intended to race. The licensing is to provide safety for the horse and riders who train and compete at that specific track.

[back to Table of Contents]

ITEM 2: Description of Property.

Sadly, the company had to dispose of its broodmare, Rio Buscador, by lethal injection, supervised by Arizona Equine. The mare had developed progressive eye degeneration, and was going blind. This was a sad time and a total financial loss for the company. The death of Rio Buscador has left the company financially weakened, and its officers and directors demoralized. This has led to the company's decision to specialize in only purchasing and developing breeding and racing stallions. The company seems to have a tremendous advantage over the industry because of its PGMRN, and can purchase top quality racing and breeding stallion prospects at a fraction of the cost the company would incur if it were to breed, raise, train and race its own stock, considering that the company has lost its only two broodmares to freak accidents and unforeseen genetic eye problems. Thus, the company intends to purchase only potential racing and breeding stallion prospects.

The company's real assets are its two-year-old colts of 2005, Buster Beau and Titan Up. The company has spent a vast amount of time and energy in research to find the genetic pedigree with natural horse racing ability. The company feels the colts have the genetics, heritage, and conformation encompassed by the technology of PGMRN. The colts are invaluable to the company in producing its racehorses. Buster Beau's Power Index Numbers would indicate that his racing style would be similar to racing stallion greats Seattle Slew and Affirmed. Buster Beau's best racing style would be racing in front or just off the pace, floating around the track, and having a strong home-stretch drive. Titan Up's Power Index Numbers would indicate that his racing style would be similar to racing stallion greats Alysheba or Seeking The Gold. Titan Up's best racing style would be racing off the pace, floating around the track, and having an extreme home-stretch drive. However, Titan Up's left leg toes-out very slightly, indicating that he would have more tendencies toward injury on the left leg. This, however, is off-set by his Power Number that indicates he would be racing free of injury. In comparing Titan Up to Buster Beau, Titan Up appears to be slower developing, taller, and appears not to be as confident in new situations, but is a more dominant stallion and this quality could be molded into a greater desire to win.

Tian Up has incurred a trauma injury to his left hock, possibly by kicking the pasture fence during play. This has resulted in an OCD lesion, or a bone chip, in his left hock. This has resulted in an operation on his left hock to remove the bone chip. According to Dr. Scott Taylor of Arizona Equine in Mesa, Arizona, the horse should have no ill-effects from this operation, and his left hock should have no negative impact on his racing ability. However, the left hock may always carry a little fluid, resulting in a small blemish in the horse's conformation. Furthermore, Titan Up had a bout with colic and was on the verge of dying, when, through medication and fluid IVs, the colt recovered. These incidents were very expensive to the company, and provided more of a financial burden upon the officers and directors who paid for the incurred expenses on behalf of the company.

ITEM 3: Legal Proceedings.

Not Applicable.

[back to Table of Contents]

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

The company in its developmental stage is now developing the company's horses as future stallions. The company's main purpose is to handle, groom and teach the colts, Buster Beau and Titan Up to load and unload, as well as some round-pen training before being sent to a breaking farm for the initial training in preparation for their racing careers.

The company has elected to purchase racing colts and developing them into breeding stallions, as its primary function. This function is the heart of the thoroughbred industry, where the most expensive horses are bought and sold, and thus, the most important sector of the thoroughbred industry for profit to the company. The company believes that it has the ability to purchase top breeding and racing stallion prospects at a fraction of the cost of producing and maintaining breeding stock to potentially accomplish the same purpose. It appears obvious that, as long as the company enjoys its PGMRN advantage, that of identifying potential top breeding and racing stallions, it can purchase these stallion prospects at a much lower price than it can produce them at this point in time. Therefore, the company is going to specialize in selecting these prospects until such time as it is more economical to produce such stallions. Having the ability to purchase breeding and racing stallion prospects at a substantially lower price than it would cost to produce them, is a substantial benefit to the company and eliminates the high risk of breeding and maintaining broodmares.

[back to Table of Contents]

The company's future plan of operation is to dispose of its marketing of its horse products division of Internet horse product marketing. This disposal could come by advertising, outright sale, spin-off, merger, or any other means the company has in its arsenal to liquidate this asset to, instead, specialize in only the purchase and sale of breeding and racing stallion prospects, as noted above.

The company's future plan is to dispose of its round pen, since the specialty of breedng and developing foals and yearlings will be handled by others, making it possible for the company to specialize in only the acquisition and disposition of breeding and racing stallions. In general, any other assets not specifically used for this purpose will be eliminated. Furthermore, these assets have been used and will more than likely be sold at a substantial loss to the company. None of the officers or directors of the company will purchase such assets for their own interests, rather, these assets will strictly be advertised and sold to others outside the company at current market prices.

RESULT OF OPERATIONS

Power Genetics Mathematical Racing Numbers™ (PGMRN)

The company has purchased initial assets; that of two potential racing and breeding stallion prospects, Buster Beau and Titan Up. The company is developing these horses to enter their respective racing and breeding careers. The company may purchase additional horses if these stallions do not race up to the company's PGMRN numbers. The minimum objective of the racing and breeding of stallion prospects is to produce race horses that win graded-stakes races. The maximum the company is hoping for is that the horses can compete and win in the classic races.

The following is a detailed outline of the company's PGMRN in comparison to Secretariat and Seattle Slew.

The company's PGMRN is the company's tool used to evaluate the potential of the racing and breeding ability of its race horses. The following are the scores of the company's horses as well as some comparisons to Secretariat and Seattle Slew's Power Numbers.

[back to Table of Contents]

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

PGMRN Comparison of Secretariat & Seattle Slew to Company's Horses:

	SECRETARIAT	SEATTLE SLEW	BUSTER BEAU	TITAN UP
1)	53	50	47	47
2)	123	120	118	120
3)	62	55	69	55
4)	21	28	31	28
5)	0	+10	0	0
6)	+3	-2	0	0
7)	112	128	100	75

[back to PGMRN descriptions]

Secretariat

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

Seattle Slew

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

[back to Table of Contents]

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

Buster Beau

In comparing the company's colt, Buster Beau, to Secretariat and Seattle Slew, Buster's Index 1 would indicate that he cannot sustain his top speed as long as Secretariat and slightly less than Seattle Slew. Index 2 indicates that Buster Beau's top speed is not as fast as Secretariat and slightly less than Seattle Slew. Index 3 indicates that he is mainly a turf track race horse. Index 4 indicates that he would be more of a "push-button" horse reaching a top speed in a very short time faster than either Secretariat or Seattle Slew. Index 5 indicates that he should be relatively injury-free during his racing career, equal to Secretariat and slightly better than Seattle Slew. Index 6 indicates that he has an extremely efficient stride, slightly better than that of both Secretariat and Seattle Slew. Index 7 indicates that Buster would have a very strong home-stretch drive, better than either Secretariat or Seattle Slew.

In conclusion, Buster Beau's Power Index Numbers would indicate that his racing style would be similar to Seattle Slew or Affirmed. Buster Beau's best racing style would be racing in front or just off the pace, floating around the track, and having a strong home-stretch drive.

Titan Up

In comparing the company's colt, Titan Up, to Secretariat and Seattle Slew, Titan Up's Index 1 indicates that he cannot sustain his top speed as long as Secretariat and slightly less than Seattle Slew. Index 2 indicates that Titan Up's top speed is not as fast as Secretariat and equal to Seattle Slew. Index 3 indicates that he is mainly a dirt track race horse. Index 4 indicates that he would be an extreme "push-button" horse reaching a top speed in a very short time, faster than either Secretariat, Seattle Slew, or the company's other colt, Buster Beau . Index 5 indicates that Titan Up should be relatively injury-free during his racing career equal to Secretariat and slightly better than Seattle Slew. Index 6 indicates that he has an extremely efficient stride, slightly better than that of both Secretariat and Seattle Slew. Index 7 indicates that Titan Up would have an extreme home-stretch drive, better than either Secretariat, Seattle Slew, or the company's other colt, Buster Beau.

[back to Table of Contents]

In conclusion, Titan Up's Power Index Numbers would indicate that his racing style would be similar to Alysheba or Seeking The Gold. Titan Up's best racing style would be racing off the pace, floating around the track, and having an extreme home-stretch drive. However, Titan Up's left leg toes-out very slightly, indicating that he would have more tendencies toward injury on the left leg. This, however, is off-set by his Power Number that indicates he would be racing free of injury. In comparing Titan Up to Buster Beau, Titan Up appears to be slower developing, taller, and appears not to be as confident in new situations, and more prone to colic and injury due to pasture frolicking.

COMPETITION

The competition is catching up to the company in one aspect of NCT's proprietary PGMRN Number Indexes, specifically Index 6. For example, Lost In The Fog, a horse-of-the-year candidate in 2005, won ten straight races before being defeated in the Breeders Cup Championship Series Sprint race. Lost In The Fog was analyzed by a company that analyzes efficiency of stride. According to the Breeders Cup announcers, they analyzed length of stride and time in the air, and he was selected for this quality. This would imply that some individuals are beginning to understand and apply the relationship of Index 6 to a quality of the race horse.

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

At the Texas auction on December 11, 2005, the company purchased Buster Beau and Titan Up, two colts with the highest Power Number Indexes of any colts at that auction. The company was able to purchase these colts at well below the average price for colts at this auction, and dramatically less than colts sold at Kentucky auctions. The company was not able to find colts meeting the company's PGMRN standard at the California auction. The company believes both Titan Up and Buster Beau are two of the best horses to sell at any of these auctions. The company feels fortunate to have purchased these two colts within the company's price range, and at a significantly lower price than it would have cost the compnay to produce these two fine colts.

[back to Table of Contents]

An interesting phenomenon the company has observed is that the company's PGMRN injury-free Power Numbers appear to off-set the classical bad knee conformation. While in California we observed several stallions. One stallion had extremely good Power Numbers for injury-free legs, yet the standard classical knee conformation was so bad that the company felt this horse was a danger to its jockey and other horses on the track. Yet this horse raced at the top competitions well after most horses were retired, and he earned over three million dollars in earnings, held a stud fee of $5,000, and a breeding share price of $20,000 per breeding share. Obviously, at some point in the future NCT wants to examine this phenomenon in other horses and situations.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to remain inactive. The Board of Directors intends to a substantial portion of the company's expenses, as determined on an on-going basis by the Board of Directors, until such time as the company is able to produce a profit. It expects this to occur with the racing of its two breeding and racing stallion prospects (Buster Beau and Titan Up), beginning in late 2007 or early 2008. Until such time, NCT intends to be financed by its officers and directors until such time as the colts, Buster Beau and Titan Up, can be raced and the company can earn a profit.

The company is in solid financial condition at the present time. The officers and directors have paid the majority of the company's expenses, and the company enjoys a substantial cash basis in savings and in horse syndications. Thus, the company expects to be in a good financial position when the colts Buster Beau and Titan Up are able to race and produce earnings for the company.

ITEM 7: Financial Statements.

The following financial statements are attached to this 10-KSB Annual Report and filed as a part hereof.

[back to Table of Contents]

NEVADA CLASSIC THOROUGHBREDS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2007

[back to Table of Contents]

BALANCE SHEET

FOR PERIOD ENDING JUNE 30, 2007

ASSETS
		JUNE 30, 2007		JUNE 30,2006

CURRENT ASSETS
Cash		0		$0
Corporate Checking account		$2		1571
Corporate Savings account		16,492		25,296
Syndication Accounts
Colt I (Titan Up) Checking Account		835		0
Colt II (Buster Beau) Checking Account		1,804		0
Thoroughbred Five-Year-Old Mare (Rio Buscador)		0		69,858
Colt (Buster Beau)[1]		8,037		4,715
Colt (Titan Up) [1]		10,521		4,715
1991 Ford Pickup Truck[14]		2,500		2,500
1986 Horse Trailer[15]		3,000		3,000
Horse Round Pen		950		950
Pasture Improvements		0		1,125

TOTAL ASSETS		44,138		113,730

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$0		$0
Credit Line		0		1813

STOCKHOLDERS' EQUITY
Horse and Ranch Preferred Stock,
par value $.001 per share
Authorized 5,000,000 (2,500,000 Horse Preferred
and 2,500,000 Ranch Preferred) shares;
4,000,000 shares issued and outstanding
(2,000,000 Horse Preferred and 2,000,000 Ranch Preferred)	$4,000		4,000
Common stock,
par value $.001 per share
Authorized 5,000,000 shares
1,900,000 shares issued and
outstanding	1,900		1,900
Paid in capital in excess of par value of stock	17,496		22,746
Stockholder receivable	0		0
Deficits accumulated during developmental stage[16]	(110,477)		(90,466)

TOTAL STOCKHOLDERS' EQUITY [1]		$44,138		$111,917

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [1]		$44,138		$113,730

See Accompanying Notes

[back to Table of Contents]

STATEMENT OF OPERATIONS

FOR PERIOD ENDING JUNE 30, 2007

		JUNE 30, 2007			JUNE 30, 2006

REVENUE			$0			$0

EXPENSES
General			7,291			10,936
Administrative			195			195
Credit Line			0			200
Marketing			889			0
General			11,636			11,610
Five-year-old mare (Rio Buscador)
Pasture	$1,200			$1,200
Supplemental Feed	800			800
Veterinarian & Ferrier	508			180

	2,508			2,180

Colt (Buster Beau)
Initial Expenses	NA			4,170
Pasture, Board & Training	$2,932			$300
Supplemental Feed	120			200
Veterinarian & Ferrier	270			45

	3,322			4,715

Colt (Titan Up)
Initial Expenses	NA			4,170
Pasture, Board & Training	$1,832			$300
Supplemental Feed	120			200
Veterinarian & Ferrier	3,854			45

	5,806			4,715

SEC Accounting			$0			$0

TOTAL EXPENSES			$20,011			22,941

NET (LOSS)			$(20,011)			$(22,941)

NET (LOSS) PER COMMON SHARE
Basic and diluted		$	( .00)		$	( .00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted			1,900,000			1,900,000

See Accompanying Notes

[back to Table of Contents]

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2000) TO JUNE 30, 2007

Common and Preferred Stock
	Shares	Amount	Additional Paid-in Capital	Fair Market Value of Services Donated by Stockholder	Accumulated Deficit During the Development State	Total Stockholders' Equity (Deficit)
COMMON STOCK Balance at Inception - November 1, 2000.	0	0	0	0	0	0
PREFERRED STOCK Balance at inception - November 1, 2000	0	0	0	0	0	0

COMMON STOCK Balance - June 2001	89,000	89	0	0	89	(89)
PREFERRED STOCK Balance - June 30, 2001	5,000	5	0	0	5	(5)

COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement for period ending June 30, 2002	2,000	0	0	0	0	0
COMMON STOCK Balance - June 2002	91,000	0	0	0	91	(91)
PREFERRED STOCK Balance - June 30, 2002	5,000	5	0	0	5	(5)

COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement, for period ending June 30, 2003	2,000	0	0	0	0	0
COMMON STOCK Balance - June 30, 2003	93,000	0	0	0	93	(93)
PREFERRED STOCK Balance - June 30, 2003	5,000	5	0	0	5	(5)

COMMON Stock split 20:1 April 5, 2004	1,860,000	0	0	0	1,860	(1,860)
COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement, for period ending June, 2004	40,000	0	0	0	0	0
COMMON STOCK Balance - June 30, 2004	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK Balance - June 30, 2004	5,000	5	0	0	5	(5)

COMMON STOCK Balance - June 2005	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK split 800:1 June 30, 2005	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Balance - June 2006	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK - June 2006	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock includes Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Balance - June 2007	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK - June 2007	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock includes Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Net Loss from inception	--	--	--	--	--	(1,900)
PREFERRED STOCK Net Loss from inception	--	--	--	--	--	(4,000)

[back to Table of Contents]

STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

FOR THE PERIOD FROM JUNE 30, 2006 TO JUNE 30, 2007

UNAUDITED JUNE 30, 2007		UNAUDITED JUNE 30, 2006
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
(4,000)	0	(4,000)	0
Common
(1,900)	0	(1,900)	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
7,291		10,936	( )
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
10,205		11,810	( )
NET (LOSS) FOR EACH PERIOD SHOWN
2,515	(20,011)	200	(22,746)
BALANCE FOR EACH PERIOD SHOWN
20,011	(110,477)	22,746	(90,466)

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2000) TO JUNE 30, 2005

UNAUDITED JUNE 30, 2005		UNAUDITED JUNE 30, 2004		UNAUDITED JUNE 30, 2003		UNAUDITED JUNE 30, 2002		AUDITED JUNE 30, 2001		UNAUDITED JUNE 30, 2000
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
0	0	0	0	0	0	0	0	0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
(4,000)	0	(5)	0	(5)	0	(5)	0	(5)	0	0	0
Common
(1,900)	0	(1,900)	0	(93)	0	(91)	0	(89)	0	0	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
10,936	(54,679)	10,936	(43,793)	10,936	(32,807)	10,936	(21,871)	10, 935	0	0	0
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
1,760	(13,041)	1,760	(11,281)	1,760	(9,521)	3,797	(7,761)	3,964	0	0	0
NET (LOSS) FOR EACH PERIOD SHOWN
0	(12,696)	0	(12,696)	0	(12,696)	0	(13,797)	0	(14,767)	0	0
BALANCE FOR EACH PERIOD SHOWN
12,696	(67,720)	12,696	(53,956)	12,696	(41,260)	13,814	(28,564)	14,805	(14,767)	0	0

[back to Table of Contents]

CONTINUED -- FOR THE PERIOD FROM JUNE 30, 2006 THROUGH JUNE 30, 2007

--		--		--		--		UNAUDITED JUNE 30, 2007		UNAUDITED JUNE 30, 2006
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
--	--	--	--	--	--	--	--	0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
--	--	--	--	--	--	--	--	(4,000)	0	(4,000)	0
Common
--	--	--	--	--	--	--	--	(1,900)	0	(1,900)	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
--	--	--	--	--	--	--	--	7,291	(76,551)	10,936	(65,615)
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
--	--	--	--	--	--	--	--	17,496	(42,347)	11,810	(24,851)
NET (LOSS) FOR EACH PERIOD SHOWN
--	--	--	--	--	--	--	--	2,515	(17,496)	200	(22,746)
BALANCE FOR EACH PERIOD SHOWN
--	--	--	--	--	--	--	--	20,011	(110,477)	22,746	(90,466)

[back to Table of Contents]

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 30, 2006 TO JUNE 30, 2007

	UNAUDITED JUNE 30, 2007		UNAUDITED JUNE 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$	(20,011)	$	(22,746)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Fair market value of services provided by stockholder		7,291		10,936
Increase in donated or gifted capital for payment of expenses by stockholders		17,496		11,810
Changes in operating assets and liabilities:
Accounts payable		0		0

NET CASH PROVIDED BY OPERATING ACTIVITIES		$0		$0

CASH FLOWS FROM INVESTING ACTIVITIES		0		0

CASH FLOWS FROM FINANCING ACTIVITIES		0		1,813

NET INCREASE (DECREASE) IN CASH AND CASH BALANCE AT JUNE 30, 2007		$(6,165)		$25,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$0		$26

Cash paid for taxes		$0		$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair market value of services provided by stockholder		$7,291		$10,936

Increase in donated or gifted capital for payment of expenses paid by stockholders		$17,496		$22,746

See Accompanying Notes

[back to Table of Contents]

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

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

NOTE 3: DEVELOPMENT STAGE OPERATIONS

As of June 30, 2007 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from June 30, 2006 to June 30, 2007.

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

[back to Table of Contents]

NOTE 5: INCOME TAXES

Net (loss)	$	(20,011)
The provisions for income taxes is estimated as follows:
Currently payable		$0
Deferred		$0
The net (loss) for financial statements differs from the federal income tax net loss. A reconciliation is as follows:
Financial statement net loss		$20,011
Non-deductible services		7,291

Income tax net loss		12,720

Significant components of the Company's deferred tax asset are as follows:
Net operating loss carry forward		$110,477
Less valuation allowance		0

Net deferred asset		$10,477

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

A summary of the option activity for the period from November 1, 2000 to June 30, 2007, pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at November 1, 2000	0	$0
Granted	930,000	23.81
Outstanding at June 30, 2007	930,000	23.81

All shares are exercisable.

[back to Table of Contents]

Information regarding stock options outstanding as of June 30, 2007 is as follows:

Price Range	$ 10.00 -	$25.00
Weighted average exercise and grant date prices		$23.81
Outstanding at June 30, 2007	Exercisable

The weighted average fair market value of options granted in the period of November 1, 2000 to June 30, 2007 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

Dividend yield	0
Expected volatility	50%
Risk fee interest rate	5.7%
Expected life	Exercisable

For purposes of pro forma disclosure, the estimated fair market value of the options, if any, is amortized to expense over the options' vesting periods.

Under the Black-Scholes model, the options did not have any intrinsic value. Therefore, pro forma disclosure information has not been presented.

NOTE 8: SHARES OF STOCK ELIGIBLE FOR ISSUANCE

	Common	Preferred
Total stock authorized	5,000,000	5,000,000
Less stock issued	(1,900,000)	(4,000,000)
Less stock reserved for stock options	(930,000)	0
Balance available for issuance	2,170,000	1,000,000

NOTE 9: NET OPERATING LOSS CARRYFORWARD

The corporation has the following net operating loss carry forward:

Year	Amount	Expiration Date
June 30, 2007	$110,477	June 30, 2021

NOTE 10: FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER

A stockholder, Brad Brimhall, CEO of the Company, provided services for valued at $ 7,291 for July 1, 2006 through February 28, 2007 (eight months). This estimate is $21.032 per hour for two hours per day, five days per week. The salary is determined yearly by the Board of Directors. Since the company is inactive and in a development stage, the current CEO, Brad Brimhall, oversees the operations and the company’s horse assets and the filing of the financial reports. He is currently the only qualified person the company has been able to find to fill these positions at the salary the company is willing to pay. When the company becomes active and a cash flow develops, these tasks will be broken out as the company is able to locate qualified persons to fulfill these jobs. Until such time, the fair market value is determined by what the company is willing to pay and what a qualified person is willing to accept.

[back to Table of Contents]

NOTE 11: LIMITED OPERATION COSTS

The shareholders have elected to pay a substantial portion of operation costs of the company up to June, 2008 as gifts or donations to the Company. The exact amount will be determined by the Board of Directors on an on-going basis.

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

The company's management, including the Chief Executive Officer and Chief Financial Officer, or persons performing these duties, has evaluated the effectiveness of the company's disclosure controls and procedures over financial reporting (as defined in Exchange Act Rules). At the present time, the company is an inactive filer, with minimal expense transactions each month and no earnings whatsoever. Because of this, the company's financial statements are unaudited. The company's management performs the function of audit committee, and has detected errors in its financial reports, which errors are not in any way related to earnings or expenditures, but merely to the manner in which cumulative balances have been reported. Such errors have been corrected in the company's June 2005 10KSB/A. The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." The aforementioned errors are considered to be minor, and thus not "material" weaknesses, significant deficiencies, or a combination of significant deficiencies.

Based upon the company's most recent evaluation, the company's management, including its Chief Executive Officer and Chief Financial Officer (or persons performing those duties), concluded the company's disclosure controls and procedures over financial reporting are adequate and effective as of June 30, 2007. The effectiveness of the company's controls and procedures are an on-going process of continual improvement. As such, when the company becomes active, with earnings to report and audited financial statements, the company's disclosure controls and procedures may require restructuring.

There has been no change in the company's internal control over financial reporting or any other factor that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART III:

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Directors, Executive Officers, Promoters and Control Persons as of June 30, 2007.

ITEM 10: Executive Compensation

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Executive Compensation as it relates to the dollar amount.

[back to Table of Contents]

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Security Ownership of Certain Beneficial Owners and Management up to June 30, 2007.  The security ownership is as described elsewhere in this 10KSB Annual Report for the period ending June 30, 2007.

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

[back to Table of Contents]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, and the Financial Statements of an Inactive Registrant, Regulation Section 210-3-11, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nevada Classic Thoroughbreds, Inc.

Dated: September 26, 2007	By: /s/ Brad Brimhall

Brad Brimhall
Chief Accounting Officer / Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 26, 2007	By: /s/ Brad Brimhall

Brad Brimhall
President and Chief Executive Officer

Dated: September 26, 2007	By: /s/ Pamela J. Brimhall

Pamela J. Brimhall
Secretary/Treasurer

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-Reporting Issuers:

Not Applicable.