Form 10QSB
period 2007-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2007-11-19
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2007

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















                                 ~~PAGE 2~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING SEPTEMBER 30, 2007

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $      13
       Corporate Savings                                      16,499
       Demirosa, LLC Checking                                    100
       Syndication Accounts:
            Colt (Titan Up) Checking                             812
            Colt (Buster Beau) Checking                        1,624
     Stallion Breeding Shares Inventory
       Colt (BUSTER BEAU)                                     10,740
       Colt (TITAN UP)                                        12,461
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      3,000
       Horse Round Pen                                           950
     Pixel Pet Expo                                            6,384
     Demirosa, LLC                                               300
                                                           -----------
                                                           $  55,383
                                                           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                0
     Pixel Pet Expo expenses                         0
     Demirosa, LLC expenses                          0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                            4,943
     Deficits accumulated during
       developmental stage                    (115,420)
TOTAL STOCKHOLDERS' EQUITY                                 $  55,383
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  55,383
                                                           ===========



                            See Accompanying Notes

                                  ~~PAGE 3~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING SEPTEMBER 30, 2007


                                     SEP 30, 2007        SEP 30, 2006
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Pixel Pet Expo                                 0                  0
  Development costs                              0                  0
  Administrative                                 0              2,734
  General                                    4,943              1,425
     Colt - Buster Beau
        Boarding / Training  $2,703
        Supplemental Feed         0
        Veterinarian/Ferrier      0
     Colt - Titan Up
        Boarding / Training  $1,720
        Supplemental Feed         0
        Veterinarian/Ferrier    220
                             ------

TOTAL EXPENSES                       $       4,943              4,159
                                      -------------       -----------
NET (LOSS)                           $     ( 4,943)      $    ( 4,159)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============












                           See Accompanying Notes

                                  ~~PAGE 4~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                    FOR PERIOD ENDING SEPTEMBER 30, 2007


                                     SEP 30, 2007         SEP 30, 2006
                                    -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(   4,943)        $(    4,159)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0
    Fair market value of
         services                               0               2,734
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      4,943               1,425
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT SEP 30             $    (7,457)           $  (8,495)
                                        ==========         ============














                           See Accompanying Notes

                                  ~~PAGE 5~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2007

                                       SEP 30, 2007       SEP 30, 2006
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  4,943)          $ ( 4,159)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0

    Fair market value of
         services                               0               2,734

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders             4,943               1,425

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                 528

NET INCREASE (DECREASE) IN CASH     AND CASH BALANCE AT SEP 30, 2007
                                     $     (7,457)          $  (8,495)










                            See Accompanying Notes

                                  ~~PAGE 6~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                    FOR PERIOD ENDING SEPTEMBER 30, 2007

                                       SEP 30, 2007       SEP 30, 2006
                                    ------------------   --------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Fair market value of services
    donated by stockholders                $      0           $  2,734
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $   4,943          $   4,159
                                          =========          =========



























                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING SEPTEMBER 30, 2007
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company uses SOP 85-3, breeding horses under development. The horse evaluation is adding in direct costs to the value of the horses under development. The value is the lower of cost or established market value, until breeding maturity, then the horses are depreciated through the life of the breeding career. Pursuant to discussions with staff of the Securities and Exchange Commission in January of 2006 and in keeping with SOP 85-3 regarding evaluations of breeding stock, the following accounting practices have been adopted and adjustments as of September 30, 2007.

Any financial statements prior to September 30, 2007 will be inaccurate, as they do not reflect SOP 85-3, breeding horses under development, and should not be relied upon for any meaningful representations of the company's financial position.

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

Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors would pay the expenses of the Company up to June 30, 2008, or until the Company can pay its operation costs as determined by the Company's officers and directors. After June 30, 2008, the Company would reimburse the officers and directors for any direct expenses paid into the Company.

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

The company's future plan of operation is to dispose of its marketing of its horse products division of Internet horse product marketing. This disposal could come by advertising, outright sale, spin-off, merger, or any other means the company has in its arsenal to liquidate this asset to, instead, specialize in

                                ~~PAGE 9~~
only the purchase and sale of breeding and racing stallion prospects, as noted above.

The company's future plan is to dispose of its round pen, since the specialty of breeding and developing foals and yearlings will be handled by others, making it possible for the company to specialize in only the acquisition and disposition of breeding and racing stallions. In general, any other assets not specifically used for this purpose will be eliminated. Furthermore, these assets have been used and will more than likely be sold at a substantial loss to the company. None of the officers or directors of the company will purchase such assets for their own interests; rather, these assets will strictly be advertised and sold to others outside the company at current market prices.

RESULT OF OPERATION

Power Genetics Mathematical Racing Numbers(tm) (PGMRN)
---------------------------------------------------

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

The company's PGMRN is the company's tool used to evaluate the potential of the racing and breeding ability of its race horses. The following are the scores of the company's horses as well as some comparisons to Secretariat's and Seattle Slew's Power Numbers.

Key to Indexes in Below PGMRN Comparison:
----------------------------------------
1) Index of the ability of the horse to sustain its top speed over a distance of land. The range is from 43 to 53, 43 being a short burst of speed covering 1/8 of a mile, 53 being a long burst of speed of about 3/4 of a mile.

2) Index of the ability of the horse to reach a high speed of racing. The range is from 108 to 124, 108 being a slow top speed, 124 being an extreme top speed.

3) Index of the ability to race on turf or dirt. The range is from 55 to 70, 55 being a horse that races best on dirt, 70 being a horse that races best on the turf.

4) Index of the ability of the horse to have a quick turn of foot. The range is from -112 to +43, -112 being a slow turn of foot which means the horse will have to take some time to reach its top speed, +43 being a "push-button" horse, that is almost reaching top speed instantly when called upon by the jockey.

5) Index to the tendency of the horse to be injured while racing. The range is from a -50 to a +50, -50 being an extreme tendency for injuries in the front

                                ~~PAGE 10~~
legs, +50 being an extreme tendency for injury in the back legs. An index of 0 would mean that the horse has ideal running conformation and would most likely remain sound during its racing career.

6) Index of balance. The range is from -50 to a +50. -50 being a wasted motion because of the horse's stride from its back legs. +50 is a wasted motion because of the horse's stride from its front legs. An ideal score would be 0.

7) Index of Combined racing power. The range is from 75 to 400, 75 being an efficient coordination of the horse's index in relation to its ability for powerful home-stretch drive, 400 being the inability of the horse to sustain a home-stretch drive efficiently.

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

PGMRN Comparison of Secretariat & Seattle Slew to Company's Horses, Buster Beau and Titan Up:

     SECRETARIAT          SEATTLE SLEW          BUSTER BEAU          TITAN UP
     -----------          ------------          -----------          --------
1)       53                     50                   47                 47
2)      123                    120                  118                120
3)       62                     55                   69                 55
4)       21                     28                   31                 28
5)        0                    +10                    0                  0
6)       +3                     -2                    0                  0
7)      112                    128                  100                 75

~~Secretariat~~

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

~~Seattle Slew~~

In analyzing Seattle Slew's Index scores, we can see that Index 1 indicates Seattle Slew, while not quite as brilliant as Secretariat, would still be able to sustain his top speed farther than almost any other horse. Index 2 indicates

                                ~~PAGE 11~~
Seattle Slew has an almost equal top speed to Secretariat. Index 3 indicates that Seattle Slew would race mainly on the dirt race track. Index 4 indicates that Seattle Slew would be more of a "push-button" top speed horse taking less time to reach top speed than Secretariat. Index 5 indicates that Seattle Slew would have a slight tendency toward injury in the back legs. Index 6 indicates that Seattle Slew is extremely efficient in his movement which would take less stress from his legs, thus off-setting the tendency toward leg injuries of Index 5.

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

~~Buster Beau~~

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

~~Titan Up~~

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

                                ~~PAGE 12~~

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

Competition
-----------

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

At the Texas auction on December 11, 2005, the company purchased Buster Beau and Titan Up, two colts with the highest Power Number Indexes of any colts at that auction. The company was able to purchase these colts at well below the average price for colts at this auction, and dramatically less than colts sold at Kentucky auctions. The company was not able to find colts meeting the company's PGMRN standard at the California auction. The company believes both Titan Up and Buster Beau are two of the best horses to sell at any of these auctions. The company feels fortunate to have purchased these two colts within the company's price range, and at a significantly lower price than it would have cost the company to produce these two fine colts.

An interesting phenomenon the company has observed is that the company's PGMRN injury-free Power Numbers appear to off-set the classical bad knee conformation. While in California we observed several stallions. One stallion had extremely good Power Numbers for injury-free legs, yet the standard classical knee conformation was so bad that the company felt this horse was a danger to its jockey and other horses on the track. Yet this horse raced at the top

                                ~~PAGE 13~~
competitions well after most horses were retired, and he earned over three million dollars in earnings, held a stud fee of $5,000, and a breeding share price of $20,000 per breeding share. Obviously, at some point in the future NCT wants to examine this phenomenon in other horses and situations.

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

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
                None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K

         Exhibit 31.1 - Certification of the Chief Executive
                        Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934,


                                ~~PAGE 14~~
                        as adopted pursuant to Section 302 of
                        the Sarbanes-Oxley Act of 2002.

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

Nevada Classic Thoroughbreds, Inc.



Dated:  November 19, 2007            By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer



                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer




                                   ~~PAGE 15~~