Form 10QSB
period 2007-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2008-02-20
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 2007

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















                                 ~~PAGE 2~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING DECEMBER 31, 2007

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $      10
       Corporate Savings                                      18,629
       Demirosa, LLC Checking                                     63
       Syndication Accounts:
            Colt (Titan Up) Checking                              95
            Colt (Buster Beau) Checking                           84
     Stallion Breeding Shares Inventory
       Colt (BUSTER BEAU)                                     12,630
       Colt (TITAN UP)                                        13,436
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      3,000
       Horse Round Pen                                           950
     Pixel Pet Expo                                            6,384
     Demirosa, LLC                                               300
                                                           -----------
                                                           $  58,081
                                                           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                0
     Pixel Pet Expo expenses                         0
     Demirosa, LLC expenses                          0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                            2,865
     Deficits accumulated during
       developmental stage                    (118,285)
TOTAL STOCKHOLDERS' EQUITY                                 $  58,081
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  58,081
                                                           ===========



                            See Accompanying Notes

                                  ~~PAGE 3~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING DECEMBER 31, 2007


                                     DEC 31, 2007        DEC 31, 2006
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Pixel Pet Expo                                 0                  0
  Development costs                              0                  0
  Administrative                                 0                  0
  General                                    2,865              4,943
     Advertising                 60
     Colt - Buster Beau
        Boarding / Training  $1,705
        Supplemental Feed         0
        Veterinarian/Ferrier    125
     Colt - Titan Up
        Boarding / Training  $  755
        Supplemental Feed         0
        Veterinarian/Ferrier    220
                             ------

TOTAL EXPENSES                       $       2,865              4,943
                                      -------------       -----------
NET (LOSS)                           $     ( 2,865)      $    ( 4,943)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============











                           See Accompanying Notes

                                  ~~PAGE 4~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                    FOR PERIOD ENDING DECEMBER 31, 2007


                                     DEC 31 2007         DEC 31, 2006
                                    -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(   2,865)        $(    4,943)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      2,865               4,943
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT DEC 31             $    (6,710)           $  (7,457)
                                        ==========         ============














                           See Accompanying Notes

                                  ~~PAGE 5~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31, 2007

                                       DEC 31, 2007       DEC 31, 2006
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  2,865)          $ ( 4,943)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders             2,865               4 943

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0

NET INCREASE (DECREASE) IN CASH AND CASH BALANCE AT DEC 31, 2007
                                     $     (6,710)          $  (7,457)










                            See Accompanying Notes

                                  ~~PAGE 6~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                    FOR PERIOD ENDING DECEMBER 31, 2007

                                       DEC 31, 2007       DEC 31, 2006
                                    ------------------   --------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Fair market value of services
    donated by stockholders                $      0           $      0
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $   2,865          $   4,943
                                          =========          =========



























                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING DECEMBER 31, 2007
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company uses SOP 85-3, breeding horses under development. The horse evaluation is adding in direct costs to the value of the horses under development. The value is the lower of cost or established market value, until breeding maturity, then the horses are depreciated through the life of the breeding career. Pursuant to discussions with staff of the Securities and Exchange Commission in January of 2006 and in keeping with SOP 85-3 regarding evaluations of breeding stock, the following accounting practices have been adopted and adjustments as of December 31, 2007.

Any financial statements prior to June 30, 2006 will be inaccurate, as they do not reflect SOP 85-3, breeding horses under development, and should not be relied upon for any meaningful representations of the company's financial position.

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

The company has elected to purchase racing colts and develop them into breeding stallions, as its primary function. This function is the heart of the thoroughbred industry, where the most expensive horses are bought and sold, and thus, the most important sector of the thoroughbred industry for profit to the company. The company believes that it has the ability to purchase top breeding and racing stallion prospects at a fraction of the cost of producing and maintaining breeding stock to potentially accomplish the same purpose. It appears obvious that, as long as the company enjoys its PGMRN advantage, that of identifying potential top breeding and racing stallions, it can purchase these stallion prospects at a much lower price than it can produce them at this point in time. Therefore, the company is going to specialize in selecting these prospects until such time as it is more economical to produce such stallions. Having the ability to purchase breeding and racing stallion prospects at a substantially lower price than it would cost to produce them, is a substantial benefit to the company and eliminates the high risk of breeding and maintaining broodmares.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to remain inactive. The Board of Directors intends to a substantial portion of the company's expenses, as determined on an on-going basis by the Board of Directors, until such time as the company is able to produce a profit. It expects this to occur with the racing of its two breeding and racing stallion prospects (Buster Beau and Titan Up), beginning in early 2008. Until such time, NCT intends to be financed by its officers and directors until such time as the colts, Buster Beau and Titan Up, can be raced and the company can earn a profit.

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

Nevada Classic Thoroughbreds, Inc.



Dated:  February 19, 2008            By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer



                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer




                                   ~~PAGE 15~~