Form 10KSB
period 2008-06-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2008-10-15
CIK 1128383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

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

The company's real assets are its three-year-old colts of 2005, Buster Beau and Titan Up. The company has spent a vast amount of time and energy in research to find the genetic pedigree with natural horse racing ability. The company feels the colts have the genetics, heritage, and conformation encompassed by the technology of PGMRN. The colts are invaluable to the company in producing its racehorses. Buster Beau's Power Index Numbers would indicate that his racing style would be similar to racing stallion greats Seattle Slew and Affirmed. Buster Beau's best racing style would be racing in front or just off the pace, floating around the track, and having a strong home-stretch drive. Titan Up's Power Index Numbers would indicate that his racing style would be similar to racing stallion greats Alysheba or Seeking The Gold. Titan Up's best racing style would be racing off the pace, floating around the track, and having an extreme home-stretch drive. However, Titan Up's left leg toes-out very slightly, indicating that he would have more tendencies toward injury on the left leg. This, however, is off-set by his Power Number that indicates he would be racing free of injury. In comparing Titan Up to Buster Beau, Titan Up appears to be slower developing, taller, and appears not to be as confident in new situations, but is a more dominant stallion and this quality could be molded into a greater desire to win.

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

[back to Table of Contents]

NEVADA CLASSIC THOROUGHBREDS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2008

[back to Table of Contents]

BALANCE SHEET

FOR PERIOD ENDING JUNE 30, 2008

ASSETS
		JUNE 30, 2008		JUNE 30,2007

CURRENT ASSETS
Cash		0		$0
Corporate Checking account		$112		2
Corporate Savings account		13,954		16,492
Demirose LLC Checking account		63		0
Syndication Accounts
Colt I (Titan Up) Checking Account		103		835
Colt II (Buster Beau) Checking Account		1,884		1,804
Colt (Buster Beau)[1]		19,446		8,037
Colt (Titan Up) [1]		15,202		10,521
1991 Ford Pickup Truck[13]		2,500		2,500
1986 Horse Trailer[14]		3,000		3,000
Horse Round Pen		950		950
Pixel Pet Expo		6,384		6,384
Demirosa LLC		300		0

TOTAL ASSETS		63,898		50,525

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$0		$0
Credit Line		0		0

STOCKHOLDERS' EQUITY
Horse and Ranch Preferred Stock,
par value $.001 per share
Authorized 5,000,000 (2,500,000 Horse Preferred
and 2,500,000 Ranch Preferred) shares;
4,000,000 shares issued and outstanding
(2,000,000 Horse Preferred and 2,000,000 Ranch Preferred)	$4,000		4,000
Common stock,
par value $.001 per share
Authorized 5,000,000 shares
1,900,000 shares issued and
outstanding	1,900		1,900
Paid in capital in excess of par value of stock	16,390		17,496
Stockholder receivable	0		0
Deficits accumulated during developmental stage[15]	(126,867)		(110,477)

TOTAL STOCKHOLDERS' EQUITY [1]		$63,898		$44,138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [1]		$63,898		$44,138

See Accompanying Notes

[back to Table of Contents]

STATEMENT OF OPERATIONS

FOR PERIOD ENDING JUNE 30, 2008

		JUNE 30, 2008			JUNE 30, 2007

REVENUE			$0			$0

EXPENSES
Administrative			205			195
Marketing			0			889
General			16,390			11,636
Five-year-old mare (Rio Buscador)
Pasture	$0			$1,200
Supplemental Feed	0			800
Veterinarian & Ferrier	0			508

	0			2,508

Colt (Buster Beau)
Initial Expenses	NA			NA
Pasture, Board & Training	$10,758			$2,932
Supplemental Feed	0			120
Veterinarian & Ferrier	951			270

	11,709			3,322

Colt (Titan Up)
Initial Expenses	NA			NA
Pasture, Board & Training	$3,925			$1,832
Supplemental Feed	0			120
Veterinarian & Ferrier	756			3,854

	4,681			5,806

SEC Accounting			$0			$0

TOTAL EXPENSES			$16,595			20,011

NET (LOSS)			$(16,595)			$(20,011)

NET (LOSS) PER COMMON SHARE
Basic and diluted		$	( .00)		$	( .00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted			1,900,000			1,900,000

See Accompanying Notes

[back to Table of Contents]

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2000) TO JUNE 30, 2008

Common and Preferred Stock
	Shares	Amount	Additional Paid-in Capital	Fair Market Value of Services Donated by Stockholder	Accumulated Deficit During the Development State	Total Stockholders' Equity (Deficit)
COMMON STOCK Balance at Inception - November 1, 2000.	0	0	0	0	0	0
PREFERRED STOCK Balance at inception - November 1, 2000	0	0	0	0	0	0

COMMON STOCK Balance - June 2001	89,000	89	0	0	89	(89)
PREFERRED STOCK Balance - June 30, 2001	5,000	5	0	0	5	(5)

COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement for period ending June 30, 2002	2,000	0	0	0	0	0
COMMON STOCK Balance - June 2002	91,000	0	0	0	91	(91)
PREFERRED STOCK Balance - June 30, 2002	5,000	5	0	0	5	(5)

COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement, for period ending June 30, 2003	2,000	0	0	0	0	0
COMMON STOCK Balance - June 30, 2003	93,000	0	0	0	93	(93)
PREFERRED STOCK Balance - June 30, 2003	5,000	5	0	0	5	(5)

COMMON Stock split 20:1 April 5, 2004	1,860,000	0	0	0	1,860	(1,860)
COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement, for period ending June, 2004	40,000	0	0	0	0	0
COMMON STOCK Balance - June 30, 2004	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK Balance - June 30, 2004	5,000	5	0	0	5	(5)

COMMON STOCK Balance - June 2005	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK split 800:1 June 30, 2005	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Balance - June 2006	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK - June 2006	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Balance - June 2007	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK - June 2007	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Balance - June 2008	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK - June 2008	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Net Loss from inception	--	--	--	--	--	(1,900)
PREFERRED STOCK Net Loss from inception	--	--	--	--	--	(4,000)

[back to Table of Contents]

STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

FOR THE PERIOD FROM JUNE 30, 2007 TO JUNE 30, 2008

UNAUDITED JUNE 30, 2008		UNAUDITED JUNE 30, 2007
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
(4,000)	0	(4,000)	0
Common
(1,900)	0	(1,900)	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
0		7,291	( )
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
16,595		10,205	( )
NET (LOSS) FOR EACH PERIOD SHOWN
16,595	(16,595)	10,205	(20,011)
BALANCE FOR EACH PERIOD SHOWN
16,595	(127,042)	10,205	(110,477)

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2000) TO JUNE 30, 2005

UNAUDITED JUNE 30, 2005		UNAUDITED JUNE 30, 2004		UNAUDITED JUNE 30, 2003		UNAUDITED JUNE 30, 2002		AUDITED JUNE 30, 2001		UNAUDITED JUNE 30, 2000
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
0	0	0	0	0	0	0	0	0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
(4,000)	0	(5)	0	(5)	0	(5)	0	(5)	0	0	0
Common
(1,900)	0	(1,900)	0	(93)	0	(91)	0	(89)	0	0	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
10,936	(54,679)	10,936	(43,793)	10,936	(32,807)	10,936	(21,871)	10, 935	0	0	0
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
1,760	(13,041)	1,760	(11,281)	1,760	(9,521)	3,797	(7,761)	3,964	0	0	0
NET (LOSS) FOR EACH PERIOD SHOWN
0	(12,696)	0	(12,696)	0	(12,696)	0	(13,797)	0	(14,767)	0	0
BALANCE FOR EACH PERIOD SHOWN
12,696	(67,720)	12,696	(53,956)	12,696	(41,260)	13,814	(28,564)	14,805	(14,767)	0	0

[back to Table of Contents]

CONTINUED -- FOR THE PERIOD FROM JUNE 30, 2006 THROUGH JUNE 30, 2008

--		--		--		UNAUDITED JUNE 30, 2008		UNAUDITED JUNE 30, 2007		UNAUDITED JUNE 30, 2006
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
--	--	--	--	--	--	0	0	0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
--	--	--	--	--	--	(4,000)	0	(4,000)	0	(4,000)	0
Common
--	--	--	--	--	--	(1,900)	0	(1,900)	0	(1,900)	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
--	--	--	--	--	--	0	(93,146)	7,291	(76,551)	10,936	(65,615)
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
--	--	--	--	--	--	16,595	(58,942)	17,496	(42,347)	11,810	(24,851)
NET (LOSS) FOR EACH PERIOD SHOWN
--	--	--	--	--	--	16,595	(34,091)	2,515	(17,496)	200	(22,746)
BALANCE FOR EACH PERIOD SHOWN
--	--	--	--	--	--	16,595	(127,042)	20,011	(110,477)	22,746	(90,466)

[back to Table of Contents]

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 30, 2007 TO JUNE 30, 2008

	UNAUDITED JUNE 30, 2008		UNAUDITED JUNE 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$	(16,595)	$	(20,011)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Fair market value of services provided by stockholder		0		7,291
Increase in donated or gifted capital for payment of expenses by stockholders		16,595		17,496
Changes in operating assets and liabilities:
Accounts payable		0		0

NET CASH PROVIDED BY OPERATING ACTIVITIES		$0		$0

CASH FLOWS FROM INVESTING ACTIVITIES		0		0

CASH FLOWS FROM FINANCING ACTIVITIES		0		0

NET INCREASE (DECREASE) IN CASH AND CASH BALANCE AT JUNE 30, 2008		$(559)		$(6,165)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest		$0		$0

Cash paid for taxes		$0		$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair market value of services provided by stockholder		$0		$7,291

Increase in donated or gifted capital for payment of expenses paid by stockholders		$16,595		$17,496

See Accompanying Notes

[back to Table of Contents]

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

NOTE 3: DEVELOPMENT STAGE OPERATIONS

As of June 30, 2008 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from June 30, 2007 to June 30, 2008.

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

[back to Table of Contents]

NOTE 5: INCOME TAXES

Net (loss)	$(127,042)
The provisions for income taxes is estimated as follows:
Currently payable	$0
Deferred	$0
The net (loss) for financial statements differs from the federal income tax net loss. A reconciliation is as follows:
Financial statement net loss	$127,042
Non-deductible services	0

Income tax net loss	127,042

Significant components of the Company's deferred tax asset are as follows:
Net operating loss carry forward	$127,042
Less valuation allowance	0

Net deferred asset	$127,042

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

A summary of the option activity for the period from November 1, 2000 to June 30, 2008, pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at November 1, 2000	0	$0
Granted	930,000	23.81
Outstanding at June 30, 2008	930,000	23.81

All shares are exercisable.

[back to Table of Contents]

Information regarding stock options outstanding as of June 30, 2008 is as follows, not including the 20:1 stock split:

Price Range	$ 10.00 -	$25.00
Weighted average exercise and grant date prices		$23.81
Outstanding at June 30, 2008	Exercisable

The weighted average fair market value of options granted in the period of November 1, 2000 to June 30, 2008 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

Dividend yield	0
Expected volatility	50%
Risk fee interest rate	5.7%
Expected life	Exercisable

For purposes of pro forma disclosure, the estimated fair market value of the options, if any, is amortized to expense over the options' vesting periods.

Under the Black-Scholes model, the options did not have any intrinsic value. Therefore, pro forma disclosure information has not been presented.

NOTE 7: SHARES OF STOCK ELIGIBLE FOR ISSUANCE

	Common	Preferred
Total stock authorized	5,000,000	5,000,000
Less stock issued	(1,900,000)	(4,000,000)
Less stock reserved for stock options	(930,000)	0
Balance available for issuance	2,170,000	1,000,000

NOTE 8: NET OPERATING LOSS CARRYFORWARD

The corporation has the following net operating loss carry forward:

Year	Amount	Expiration Date
June 30, 2008	$127,042	June 30, 2021

NOTE 9: FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER

A stockholder, Brad Brimhall, CEO of the Company, provided services for valued at $ 0 for July 1, 2007 through June 30, 2008. This estimate is $21.032 per hour for two hours per day, five days per week. The salary is determined yearly by the Board of Directors. Since the company is inactive and in a development stage, the current CEO, Brad Brimhall, oversees the operations and the company’s horse assets and the filing of the financial reports. He is currently the only qualified person the company has been able to find to fill these positions at the salary the company is willing to pay. When the company becomes active and a cash flow develops, these tasks will be broken out as the company is able to locate qualified persons to fulfill these jobs. Until such time, the fair market value is determined by what the company is willing to pay and what a qualified person is willing to accept.

[back to Table of Contents]

NOTE 10: LIMITED OPERATION COSTS

The shareholders have elected to pay a substantial portion of operation costs of the company up to June, 2009 as gifts or donations to the Company. The exact amount will be determined by the Board of Directors on an on-going basis.

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

Based upon the company's most recent evaluation, the company's management, including its Chief Executive Officer and Chief Financial Officer (or persons performing those duties), concluded the company's disclosure controls and procedures over financial reporting are adequate and effective as of June 30, 2008. The effectiveness of the company's controls and procedures are an on-going process of continual improvement. As such, when the company becomes active, with earnings to report and audited financial statements, the company's disclosure controls and procedures may require restructuring.

There has been no change in the company's internal control over financial reporting or any other factor that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART III:

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Directors, Executive Officers, Promoters and Control Persons as of June 30, 2008.

ITEM 10: Executive Compensation

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Executive Compensation as it relates to the dollar amount.

[back to Table of Contents]

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Security Ownership of Certain Beneficial Owners and Management up to June 30, 2008.  The security ownership is as described elsewhere in this 10KSB Annual Report for the period ending June 30, 2008.

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

Nevada Classic Thoroughbreds, Inc.

Dated: October 14, 2008	By: /s/ Brad Brimhall

Brad Brimhall
Chief Accounting Officer / Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 14, 2008	By: /s/ Brad Brimhall

Brad Brimhall
President and Chief Executive Officer

Dated: October 14, 2008	By: /s/ Pamela J. Brimhall

Pamela J. Brimhall
Secretary/Treasurer

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-Reporting Issuers:

Not Applicable.

[back to Table of Contents]