Form 10-Q
period 2008-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2008-11-18
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2008

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















                                 ~~PAGE 2~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2008

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $      12
       Corporate Savings                                      14,411
       Demirosa, LLC Checking                                     63
       Syndication Accounts:
            Colt (Titan Up) Checking                              16
            Colt (Buster Beau) Checking                           14
     Stallion Breeding Shares Inventory
       Colt (BUSTER BEAU)                                     10,740
       Colt (TITAN UP)                                        13,506
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      3,000
       Horse Round Pen                                           950
     Pixel Pet Expo                                            6,384
     Demirosa, LLC                                               300
                                                           -----------
                                                           $  51,896
                                                           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                0
     Pixel Pet Expo expenses                         0
     Demirosa, LLC expenses                          0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                            1,045
     Deficits accumulated during
       developmental stage                    (116,465)
TOTAL STOCKHOLDERS' EQUITY                                 $  51,896
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  51,896
                                                           ===========



                            See Accompanying Notes

                                  ~~PAGE 3~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                       FOR PERIOD ENDING SEPTEMBER 30, 2008


                                     SEP 30, 2008       SEP 30, 2007
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Pixel Pet Expo                                 0                  0
  Development costs                              0                  0
  Administrative                                 0                  0
  General                                    1,045              4,943
     Colt - Buster Beau
        Boarding / Training  $    0
        Supplemental Feed         0
        Veterinarian/Ferrier      0
     Colt - Titan Up
        Boarding / Training  $  995
        Supplemental Feed         0
        Veterinarian/Ferrier     50
                             ------

TOTAL EXPENSES                       $       1,045              4,943
                                      -------------       -----------
NET (LOSS)                           $     ( 1,045)      $    ( 4,943)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============












                           See Accompanying Notes

                                  ~~PAGE 4~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                    FOR PERIOD ENDING SEPTEMBER 30, 2008


                                     SEP 30, 2008        SEP 30, 2007
                                    -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(   1,045)        $(    4,943)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      1,045               4,943
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT SEP 30             $    (1,045)           $  (7,457)
                                        ==========         ============














                           See Accompanying Notes

                                  ~~PAGE 5~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2008

                                       SEP 30, 2008       SEP 30, 2007
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  1,045)          $ ( 4,943)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders             1,045               4,943

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0

NET INCREASE (DECREASE) IN CASH     AND CASH BALANCE AT SEP 30, 2008
                                     $     (1,045)          $  (7,457)










                            See Accompanying Notes

                                  ~~PAGE 6~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                    FOR PERIOD ENDING SEPTEMBER 30, 2008

                                       SEP 30, 2008       SEP 30, 2007
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $   1,045          $   4,943
                                          =========          =========



























                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING SEPTEMBER 30, 2008
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company uses SOP 85-3, breeding horses under development. The horse evaluation is adding in direct costs to the value of the horses under development. The value is the lower of cost or established market value, until breeding maturity, then the horses are depreciated through the life of the breeding career. Pursuant to discussions with staff of the Securities and Exchange Commission in January of 2006 and in keeping with SOP 85-3 regarding evaluations of breeding stock, the following accounting practices have been adopted and adjustments as of September 30, 2008.

Any financial statements prior to September 30, 2008 will be inaccurate, as they do not reflect SOP 85-3, breeding horses under development, and should not be relied upon for any meaningful representations of the company's financial position.

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

Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors would pay the expenses of the Company up to June 30, 2009, or until the Company can pay its operation costs as determined by the Company's officers and directors. After June 30, 2009, the Company would reimburse the officers and directors for any direct expenses paid into the Company.

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

Nevada Classic Thoroughbreds, Inc.



Dated:  November 17, 2008            By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer



                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer




                                   ~~PAGE 15~~