Form 10-Q
period 2008-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2009-02-23
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2008

                         Commission file number: 000-31154



                        NEVADA CLASSIC THOROUGHBREDS, INC.
                 (Name of small business issuer in its charter)


                NEVADA                                 86-1007952
----------------------------------------   ---------------------------------
       State of other jurisdiction         (IRS Employer Identification No.)
     of incorporation or organization)


18750 E. Reins Rd, Queen Creek, AZ 85207             (480) 890-0678
----------------------------------------  -----------------------------------
(Address of principal executive offices)       Issuer's telephone number


                                       None
                ----------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)














                                   PART F/S

Financial Statements. The following financial statements are attached to this report and filed as a part thereof.






                           TABLE OF CONTENTS


                                                             PAGE NO.

PART I                                                            3

  Item 1:  FINANCIAL STATEMENTS                                   3

             Balance Sheet (unaudited)                            3

             Statement of Operations (unaudited)                  4

             Statement of Cash Flows (unaudited)                  6

             Notes to Financial Statements                        8

  Item 2:  PLAN OF OPERATION                                      9


PART II - OTHER INFORMATION                                      14

  Item 1:  Legal Proceedings                                     14

  Item 2:  Changes in Securities                                 14

  Item 3:  Defaults Upon Senior Securities                       14

  Item 4:  Submission of Matters to a Vote of Security Holders   14

  Item 5:  Other Information                                     14

  Item 6:  Exhibits and Reports on Form 8-K                      14


PART II - 3                                                      14



SIGNATURES                                                       14
















                                 ~~PAGE 2~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING DECEMBER 31, 2008

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $      25
       Corporate Savings                                       3,000
       Demirosa, LLC Checking                                     63
       Syndication Accounts:
            Colt (Titan Up) Checking                              16
            Colt (Buster Beau) Checking                           14
     Stallion Breeding Shares Inventory
       Colt (TITAN UP)                                        13,506
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      1,000
     Pixel Pet Expo                                            6,384
     Demirosa, LLC                                               300
                                                           -----------
                                                           $  26,808
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0
     Pixel Pet Expo expenses                         0
     Demirosa, LLC expenses                          0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                            1,045
     Deficits accumulated during
       developmental stage                    (118,395)
TOTAL STOCKHOLDERS' EQUITY                                 $  26,808
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  26,808
                                                           ===========


                            See Accompanying Notes

                                  ~~PAGE 3~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                      FOR PERIOD ENDING DECEMBER 31, 2008


                                     DEC 31, 2008       DEC 31, 2007
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Pixel Pet Expo                                 0                  0
  Development costs                              0                  0
  Administrative                                 0                  0
  General                                    1,933              1,045
     Colt - Buster Beau
        Boarding / Training  $1,380
        Supplemental Feed         0
        Veterinarian/Ferrier    478
     Colt - Titan Up
        Boarding / Training  $    0
        Supplemental Feed         0
        Veterinarian/Ferrier     75
                             ------

TOTAL EXPENSES                       $       1,933              1,045
                                      -------------       -----------
NET (LOSS)                           $      (1,933)      $    (1,045)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============












                           See Accompanying Notes

                                  ~~PAGE 4~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                     FOR PERIOD ENDING DECEMBER 31, 2008


                                      DEC 31, 2008        Dec 31, 2007
                                      ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(   1,933)        $(    1,045)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      1,933               1,045
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                       -----------        ------------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                       -----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT DEC 31             $    (6,455)           $  (7,457)
                                        ==========         ============














                           See Accompanying Notes

                                  ~~PAGE 5~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31, 2008

                                       DEC 31, 2008       DEC 31, 2007
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  1,9335)          $ ( 1,045)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders             1,933               1,045

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0

NET INCREASE (DECREASE) IN CASH AND CASH BALANCE AT DEC 31, 2008
                                     $     (6,455)          $  (6,710)










                            See Accompanying Notes

                                  ~~PAGE 6~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                    FOR PERIOD ENDING DECEMBER 31, 2008

                                       DEC 31, 2008       DEC 31, 2007
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $   1,933          $   1,045
                                          =========          =========



























                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING DECEMBER 31, 2008
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company uses SOP 85-3, breeding horses under development. The horse evaluation is adding in direct costs to the value of the horses under development. The value is the lower of cost or established market value, until breeding maturity, then the horses are depreciated through the life of the breeding career. Pursuant to discussions with staff of the Securities and Exchange Commission in January of 2006 and in keeping with SOP 85-3 regarding evaluations of breeding stock, the following accounting practices have been adopted and adjustments as of December 31, 2008.

Any financial statements prior to December 31, 2005 will be inaccurate, as they do not reflect SOP 85-3, breeding horses under development, and should not be relied upon for any meaningful representations of the company's financial position.

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

The company in its developmental stage is now developing the company's horses as future stallions. The company's main purpose is to handle, groom and teach the colt, Titan Up to load and unload, as well as some round-pen training before being sent to a breaking farm for the initial training in preparation for their racing careers.

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


RESULT OF OPERATION

Power Genetics Mathematical Racing Numbers(tm) (PGMRN)
---------------------------------------------------

The company has purchased initial assets; that of a potential racing and breeding stallion prospect, Titan Up. The company is developing this horse to enter his racing and breeding career. The company may purchase additional horses if this stallion does not race up to the company's PGMRN numbers. The minimum objective of the racing and breeding of stallion prospects is to produce racehorses that win graded-stakes races. The maximum the company is hoping for is that the horses can compete and win in the classic races.

The following is a detailed outline of the company's PGMRN in comparison to Secretariat and Seattle Slew.

The company's PGMRN is the company's tool used to evaluate the potential of the racing and breeding ability of its racehorses. The following are the scores of the company's horse as well as some comparisons to Secretariat's and Seattle Slew's Power Numbers.

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

7) Index of Combined racing power. The range is from 75 to 400, 75 being an efficient coordination of the horse's index in relation to its ability for

                                ~~PAGE 10~~
powerful home-stretch drive, 400 being the inability of the horse to sustain a home-stretch drive efficiently.

This is the company's proprietary information. These indexes are, as far as the company understands, on the cutting edge of the horse industry, and very little data can be found elsewhere in the industry. Therefore, there are uncertainties involved in these Power Numbers. Specifically, will the company's colt's Power Numbers as the colt reach maturity and racing age stay the same, increase or decrease? And exactly how accurate are the company's Power Numbers which will need further analysis of a controlled and uncontrolled class of horses further than the company has been able to develop at the present.

PGMRN Comparison of Secretariat & Seattle Slew to Company's Horse, Titan Up:

          SECRETARIAT          SEATTLE SLEW           TITAN UP
          -----------          ------------          -----------
     1)       53                     50                   47
     2)      123                    120                  120
     3)       62                     55                   55
     4)       21                     28                   28
     5)        0                    +10                    0
     6)       +3                     -2                    0
     7)      112                    128                   75

~~Secretariat~~

In analyzing Secretariat's Index scores, we can see that Index 1 indicates that Secretariat would have a long top speed Index. Index 2 indicates that Secretariat was a very fast horse at its top speed. Index 3 would indicate Secretariat's main type of track would be dirt with some ability to race on the turf as well. Index 4 indicates that Secretariat would reach top speed slower than many other horses. It would take him some time and racing room to reach and sustain top speed. Index 5 indicates that Secretariat would have tendencies to be injury-free while racing. Index 6, Secretariat would have an extreme, efficient motion and long stride. Index 7 Secretariat, if beaten, would be by a horse that had a higher Power Index indicating a stronger home-stretch drive. In watching races that Secretariat won and races that he lost, the Power Number Index would seem to correspond to situations Secretariat encountered when racing at the track.

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


                                ~~PAGE 11~~
Index 7 indicates that Seattle Slew would have a weaker home-stretch drive than Secretariat. In analyzing the Power Numbers of Seattle Slew, we can see that the races he won and the races he lost also depicted the circumstances and situations that he encountered while racing. Seattle Slew used his ability to sustain his top speed by running in the lead and his top speed and efficiency of movement enabled Seattle Slew to sustain that speed. And his home-stretch drive was inconsequential to his victory.

~~Titan Up~~

In comparing the company's colt, Titan Up, to Secretariat and Seattle Slew, Titan Up's Index 1 indicates that he cannot sustain his top speed as long as Secretariat and slightly less than Seattle Slew. Index 2 indicates that Titan Up's top speed is not as fast as Secretariat and equal to Seattle Slew. Index 3 indicates that he is mainly a dirt track race horse. Index 4 indicates that he would be an extreme "push-button" horse reaching a top speed in a very short time, faster than either Secretariat, or Seattle Slew. Index 5 indicates that Titan Up should be relatively injury-free during his racing career equal to Secretariat and slightly better than Seattle Slew. Index 6 indicates that he Has an extremely efficient stride, slightly better than that of both Secretariat and Seattle Slew. Index 7 indicates that Titan Up would have an extreme home-stretch drive, better than either Secretariat or Seattle Slew.

In conclusion, Titan Up's Power Index Numbers would indicate that his racing style would be similar to Alysheba or Seeking The Gold. Titan Up's best style would be racing off the pace, floating around the track, and having an extreme home-stretch drive. However, Titan Up's left leg toes-out very slightly, indicating that he would have more tendencies toward injury on the left leg. This, however, is off-set by his Power Number that indicates he would be racing free of injury.

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

The competition is still behind the company in using the total Power Numbers in selecting horses for breeding and racing. The indicators are that some owners and trainers are willing to go through the expense of analyzing Index indicator Number 6 to help in their selection process, especially the select Kentucky sales, where horses are sold for millions of dollars. However, the other indicators seem to be unnoticed at the present time in comparing horses that have good indicators to those that do not. Their price seems to be relatively the same, and no correspondence seems to exist between the poor and good indicators and the prices at which they are sold. The thoroughbred sales in California and Texas have usually less expensive horses, and it is rare that anyone would go to the expense of analyzing these horses because of their lower

                                ~~PAGE 12~~
auction prices. This gives the company a big advantage. The company can see the horses a day before the sale, analyze hundreds of horses using the complete Power Index Numbers rather than just Index 6, and purchase or bid on horses that have the complete package.

At the Texas auction on December 11, 2005, the company purchased Buster Beau and Titan Up, two colts with the highest Power Number Indexes of any colts at that auction. The company was able to purchase these colts at well below the average price for colts at this auction, and dramatically less than colts sold at Kentucky auctions. The company was not able to find colts meeting the company's PGMRN standard at the California auction. The company believes both Titan Up and Buster Beau are two of the best horses for sell at any of these auctions. The company feels fortunate to have purchased these two colts within the company's price range, and at a significantly lower price than it would have cost the company to produce these two fine colts.

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

FINANCIAL CONDITION AND LIQUIDITY


The Company expects to remain inactive. The Board of Directors intends to a substantial portion of the company's expenses, as determined on an on-going basis by the Board of Directors, until such time as the company is able to produce a profit. It expects this to occur with the racing of its breeding and racing stallion prospect (Titan Up), beginning in late 2007 or early 2008. Until such time, NCT intends to be financed by its officers and directors until such time as the colt, Titan Up, can be raced and the company can earn a profit.

The officers and directors have paid the majority of the company's expenses, and the company enjoys a substantial cash basis in savings and in horse syndications. Thus, the company expects to be in a good financial position when the colt Titan Up is able to race and produce earnings for the company.





                                ~~PAGE 13~~
                          PART II - OTHER INFORMATION

Item I:  Legal Proceedings
                None

Item 2:  Changes in Securities
                None

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Submission of Matters to a Vote of Security Holders
                None

Item 5:  Other Information
               None

Item 6:  Exhibits and Reports on Form 8-K

         Exhibit 31.1 - Certification of the Chief Executive
                        Officer pursuant to Rule 13A-14 or 15D-14
                        of the Securities Exchange Act of 1934
                        as adopted pursuant to Section 302 of
                        the Sarbanes-Oxley Act of 2002.

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


                                ~~PAGE 14~~

pursuant to Regulation 17CFR210-3-11, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Nevada Classic Thoroughbreds, Inc.



Dated:  February 23, 2009            By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer



                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer



































                                   ~~PAGE 15~~