Form 10-Q
period 2009-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2009-05-20
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

















                                 ~~PAGE 2~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                      FOR PERIOD ENDING March 31, 2009

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $       0
       Corporate Savings                                           0
       Demirosa, LLC Checking                                      0
       Syndication Accounts:
            Colt (Titan Up) Checking                               0

     Stallion Breeding Shares Inventory
       Colt (TITAN UP)                                             0
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      1,000
     Pixel Pet Expo                                            6,384
     Demirosa, LLC                                                 0
     Real Estate Investments                                  13,955
                                                           -----------
                                                           $  23,839
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0
     Pixel Pet Expo expenses                         0
     Demirosa, LLC expenses                          0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                            1,400
     Deficits accumulated during
       developmental stage                    (119,795)
TOTAL STOCKHOLDERS' EQUITY                                 $  23,839
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  23,839
                                                           ===========

                            See Accompanying Notes

                                  ~~PAGE 3~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                      FOR PERIOD ENDING MARCH 31, 2009


                                     MAR 31, 2009       MAR 31, 2008
                                    ---------------    -------------

REVENUE                              $           0       $          0

EXPENSES
  Pixel Pet Expo                                 0                  0
  Development costs                              0                  0
  Administrative                                 0                  0
  General                                    1,400              4,805
     Colt - Titan Up
        Boarding / Training  $1,400
                             ------

TOTAL EXPENSES                       $       1,400              4,805
                                      -------------       -----------
NET (LOSS)                           $      (1,400)      $     (4,805)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============













                           See Accompanying Notes

                                  ~~PAGE 4~~





                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                      FOR PERIOD ENDING MARCH 31, 2009


                                      MAR 31, 2009        MAR 31, 2008
                                      ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(   1,400)        $(    4,805)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      1,400               4,805
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                       -----------        ------------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                       -----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31             $    (3,118)           $  (4,805)
                                        ==========         ============














                           See Accompanying Notes

                                  ~~PAGE 5~~


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                      FOR PERIOD ENDING MARCH 31, 2009

                                       MAR 31, 2009       MAR 31, 2008
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (  1,400)          $ ( 4,805)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders             1,400               4,805

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0

NET INCREASE (DECREASE) IN CASH AND CASH BALANCE AT MAR 31, 2009
                                     $     (3,118)          $  (4,805)








                            See Accompanying Notes

                                  ~~PAGE 6~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                      FOR PERIOD ENDING MARCH 31, 2009

                                       MAR 31, 2009       MAR 31, 2008
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $   1,400          $   4,805
                                          =========          =========


























                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                      FOR PERIOD ENDING MARCH 31, 2009
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company uses SOP 85-3, breeding horses under development. The horse evaluation is adding in direct costs to the value of the horses under development. The value is the lower of cost or established market value, until breeding maturity, then the horses are depreciated through the life of the breeding career. Pursuant to discussions with staff of the Securities and Exchange Commission in January of 2006 and in keeping with SOP 85-3 regarding evaluations of breeding stock, the following accounting practices have been adopted and adjustments as of March 31, 2009.

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

The company in its developmental stage.

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


RESULT OF OPERATION

Power Genetics Mathematical Racing Numbers(tm) (PGMRN)
------------------------------------------------------

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

FINANCIAL CONDITION AND LIQUIDITY

The Company expects to remain inactive. The Board of Directors intends to a substantial portion of the company's expenses, as determined on an on-going basis by the Board of Directors, until such time as the company is able to produce a profit. It expects this to occur with the racing of its breeding and racing stallion prospect (Titan Up). Until such time, NCT intends to be financed by its officers and directors until such time as the colt, Titan Up, can be raced and the company can earn a profit.

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

Nevada Classic Thoroughbreds, Inc.



Dated:  May 19, 2009                 By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer



                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer



































                                   ~~PAGE 15~~