Form 10-Q
period 2009-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2009-11-16
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2009

                         Commission file number: 000-31154



                        NEVADA CLASSIC THOROUGHBREDS, INC.
                 (Name of small business issuer in its charter)


                NEVADA                                 86-1007952
----------------------------------------   ---------------------------------
       State of other jurisdiction         (IRS Employer Identification No.)
     of incorporation or organization)


18750 E. Reins Rd, Queen Creek, AZ 85142               (480) 890-0678
----------------------------------------  -----------------------------------
(Address of principal executive offices)       Issuer's telephone number


                                       None
                ----------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)














                                   PART F/S

Financial Statements. The following financial statements are attached to this report and filed as a part thereof.






                           TABLE OF CONTENTS


                                                             PAGE NO.

PART I                                                            3

  Item 1:  FINANCIAL STATEMENTS

             Balance Sheet (unaudited)                            3

             Statement of Operations (unaudited)                  4

             Statement of Cash Flows (unaudited)                  6

             Notes to Financial Statements                        8

  Item 2:  PLAN OF OPERATION                                      9


PART II - OTHER INFORMATION                                      11

  Item 1:  Legal Proceedings                                     11

  Item 2:  Changes in Securities                                 11

  Item 3:  Defaults Upon Senior Securities                       11

  Item 4:  Submission of Matters to a Vote of Security Holders   11

  Item 5:  Other Information                                     11

  Item 6:  Exhibits and Reports on Form 8-K                      11


PART II - 3                                                      12



SIGNATURES                                                       13















                                 ~~PAGE 2~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2009

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $       0
       Corporate Savings                                           0
       Demirosa, LLC Checking                                      0
       Syndication Accounts:
            Colt (Titan Up) Checking                               0
            Colt (Buster Beau) Checking                            0
     Stallion Breeding Shares Inventory                            0
       1991 Ford Pickup Truck                                  2,500
       1986 Horse Trailer                                      2,000
     Pixel Pet Expo                                            6,384
     Demirosa, LLC                                               300
     Real Estate Investment                                   13,954
                                                           -----------
                                                           $  25,138
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                0
     Credit Line                                     0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                               80
     Deficits accumulated during
       developmental stage                    (131,325)
TOTAL STOCKHOLDERS' EQUITY                                 $  25,138
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  25,138
                                                           ===========




                            See Accompanying Notes

                                  ~~PAGE 3~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                    FOR PERIOD ENDING SEPTEMBER 30, 2009


                                     SEP 30, 2009       SEP 30, 2008
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Pixel Pet Expo                                 0                  0
  Development costs                              0                  0
  Administrative                                 0                  0
  General                                        0              1,045

TOTAL EXPENSES                       $           0              1,045
                                      -------------       -----------
NET (LOSS)                           $     (     0)      $    ( 1,045)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============





















                           See Accompanying Notes

                                  ~~PAGE 4~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                    FOR PERIOD ENDING SEPTEMBER 30, 2009


                                     SEP 30, 2009        SEP 30, 2008
                                    -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(       0)        $(    1,045)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                         80               1,045
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT SEP 30             $    (    0)           $  (1,045)
                                        ==========         ============














                           See Accompanying Notes

                                  ~~PAGE 5~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2009

                                       SEP 30, 2009       SEP 30, 2008
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (      0)          $ ( 1,045)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0

    Fair market value of
         services                              80                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders                80               1,045

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL


OFFICER AND OPERATIONS MGR           $          0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT SEP 30, 2009
                                     $     (    0)          $  (1,045)








                            See Accompanying Notes



                                  ~~PAGE 6~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                    FOR PERIOD ENDING SEPTEMBER 30, 2009

                                       SEP 30, 2009       SEP 30, 2008
                                    ------------------   --------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Fair market value of services
    donated by stockholders                $     80           $      0
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $      80          $   1,045
                                          =========          =========



























                           See Accompanying Notes

                                  ~~PAGE 7~~


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING SEPTEMBER 30, 2009
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company uses SOP 85-3, breeding horses under development. The horse evaluation is adding in direct costs to the value of the horses under development. The value is the lower of cost or established market value, until breeding maturity, then the horses are depreciated through the life of the breeding career. Pursuant to discussions with staff of the Securities and Exchange Commission in January of 2006 and in keeping with SOP 85-3 regarding evaluations of breeding stock, the following accounting practices have been adopted and adjustments as of September 30, 2009.

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



                                ~~PAGE 8~~

Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors would pay the expenses of the Company up to June 30, 2010, or until the Company can pay its operation costs as determined by the Company's officers and directors. After June 30, 2010, the Company would reimburse the officers and directors for any direct expenses paid into the Company.

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

The company in its developmental stage is now revising its analysis of the prospective stallions for purchase.

The company has elected to purchase racing colts and develop them into breeding stallions, as its primary function. This function is the heart of the thoroughbred industry, where the most expensive horses are bought and sold, and thus, the most important sector of the thoroughbred industry for profit to the company. If the analysis of the prospective stallions is reasonably accurate, then the company believes that it has the ability to purchase top breeding and racing stallion prospects at a fraction of the cost of producing and maintaining breeding stock to potentially accomplish the same purpose. It appears obvious that, as long as the company enjoys its PGMRN advantage, that of identifying potential top breeding and racing stallions, it can purchase these stallion prospects at a much lower price than it can produce them at this point in time. Therefore, the company is going to specialize in selecting these prospects until such time as it is more economical to produce such stallions. Having the ability to purchase breeding and racing stallion prospects at a substantially lower price than it would cost to produce them, is a substantial benefit to the company and eliminates the high risk of breeding and maintaining broodmares.

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

In general, any other assets not specifically used for this purpose will be eliminated. Furthermore, these assets have been used and will more than likely

                                ~~PAGE 9~~
be sold at a substantial loss to the company. None of the officers or directors of the company will purchase such assets for their own interests; rather, these assets will strictly be advertised and sold to others outside the company at current market prices.

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


                                ~~PAGE 10~~

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

                                ~~PAGE 11~~

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

Nevada Classic Thoroughbreds, Inc.



Dated:  November 16, 2009            By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer



                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer
















                                ~~PAGE 12~~