Form 10-K
period 2010-06-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2010-10-12
CIK 1128383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

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

No horses at this time.

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

[back to Table of Contents]

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

[back to Table of Contents]

NEVADA CLASSIC THOROUGHBREDS, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2010

[back to Table of Contents]

BALANCE SHEET

FOR PERIOD ENDING JUNE 30, 2010

ASSETS
		JUNE 30, 2010		JUNE 30, 2009

CURRENT ASSETS
Cash		$0		$0
Corporate Checking account		0		0
Corporate Savings account		0		0
Demirose LLC Checking account		0		0
Syndication Accounts
Colt I (Titan Up) Checking Account		0		0
Colt II (Buster Beau) Checking Account		0		0
Colt (Buster Beau)[1]		0		0
Colt (Titan Up) [1]		0		0
1991 Ford Pickup Truck		0		2,500
1986 Horse Trailer		0		2,000
Horse Round Pen		0		0
Pixel Pet Expo		6,384		6,384
Demirosa LLC		300		300
Real estate investment		13,954		13,954

TOTAL ASSETS		20,638		25,138

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$0		$0
Credit Line		0		0

STOCKHOLDERS' EQUITY
Horse and Ranch Preferred Stock,
par value $.001 per share
Authorized 5,000,000 (2,500,000 Horse Preferred
and 2,500,000 Ranch Preferred) shares;
4,000,000 shares issued and outstanding
(2,000,000 Horse Preferred and 2,000,000 Ranch Preferred)	$4,000		4,000
Common stock,
par value $.001 per share
Authorized 5,000,000 shares
1,900,000 shares issued and
outstanding	1,900		1,900
Paid in capital in excess of par value of stock	320		4,378
Stockholder receivable	0		0
Deficits accumulated during developmental stage[13]	(131,565)		(131,245)

TOTAL STOCKHOLDERS' EQUITY [1]		$20,638		$25,138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY [1]		$20,638		$25,138

See Accompanying Notes

[back to Table of Contents]

STATEMENT OF OPERATIONS

FOR PERIOD ENDING JUNE 30, 2010

		JUNE 30, 2010			JUNE 30, 2009

REVENUE		$				$0

EXPENSES
Administrative			320			205
Marketing						0
General			0			4,378
Colt (Buster Beau)
Initial Expenses	NA			NA
Pasture, Board & Training	$0			$1,380
Supplemental Feed	0			0
Veterinarian & Ferrier	0			478

	0			1,858

Colt (Titan Up)
Initial Expenses	NA			NA
Pasture, Board & Training	$0			$2,395
Supplemental Feed	0			0
Veterinarian & Ferrier	0			125

	0			2,520

SEC Accounting			$0			$0

TOTAL EXPENSES			$320			4,583

NET (LOSS)			$(320)			$(4,583)

NET (LOSS) PER COMMON SHARE
Basic and diluted		$	( .00)		$	( .00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted			1,900,000			1,900,000

See Accompanying Notes

[back to Table of Contents]

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2000) TO JUNE 30, 2010

Common and Preferred Stock
	Shares	Amount	Additional Paid-in Capital	Fair Market Value of Services Donated by Stockholder	Accumulated Deficit During the Development State	Total Stockholders' Equity (Deficit)
COMMON STOCK Balance at Inception - November 1, 2000.	0	0	0	0	0	0
PREFERRED STOCK Balance at inception - November 1, 2000	0	0	0	0	0	0

COMMON STOCK Balance - June 2001	89,000	89	0	0	89	(89)
PREFERRED STOCK Balance - June 30, 2001	5,000	5	0	0	5	(5)

COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement for period ending June 30, 2002	2,000	0	0	0	0	0
COMMON STOCK Balance - June 2002	91,000	0	0	0	91	(91)
PREFERRED STOCK Balance - June 30, 2002	5,000	5	0	0	5	(5)

COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement, for period ending June 30, 2003	2,000	0	0	0	0	0
COMMON STOCK Balance - June 30, 2003	93,000	0	0	0	93	(93)
PREFERRED STOCK Balance - June 30, 2003	5,000	5	0	0	5	(5)

COMMON Stock split 20:1 April 5, 2004	1,860,000	0	0	0	1,860	(1,860)
COMMON Stock issued to Operations Manager for services. Donated back to company for future disbursement, for period ending June, 2004	40,000	0	0	0	0	0
COMMON STOCK Balance - June 30, 2004	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK Balance - June 30, 2004	5,000	5	0	0	5	(5)

COMMON STOCK Balance - June 2005	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK split 800:1 June 30, 2005	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Balance - June 2006	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK - June 2006	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Balance - June 2007	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK - June 2007	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Balance - June 2008	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK - June 2008	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Balance - June 2009	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK - June 2009	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	10,000	--	--	--	--	--
Horse Preferred:	10,000	--	--	--	--	--

COMMON STOCK Balance - June 2010	1,900,000	0	0	0	1,900	(1,900)
PREFERRED STOCK - June 2010	4,000,000	0	0	0	4,000	(4,000)
Preferred Stock divided into Ranch Preferred and Horse Preferred, as follows:
Ranch Preferred:	2,000,000	--	--	--	--	--
Horse Preferred:	2,000,000	--	--	--	--	--
Preferred Dividends to common stock shareholders from Preferred Stock, as follows:
Ranch Preferred:	0	--	--	--	--	--
Horse Preferred:	0	--	--	--	--	--

COMMON STOCK Net Loss from inception	--	--	--	--	1,900	(1,900)
PREFERRED STOCK Net Loss from inception	--	--	--	--	4,000	(4,000)

[back to Table of Contents]

STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

FOR THE PERIOD FROM JUNE 30, 2009 TO JUNE 30, 2010

UNAUDITED JUNE 30, 2010		UNAUDITED JUNE 30, 2009
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
(4,000)	0	(4,000)	0
Common
(1,900)	0	(1,900)	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
0	0	0	(0)
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
320	0	16,595	(0)
NET (LOSS) FOR EACH PERIOD SHOWN
320	(16,915)	16,595	(16,595)
BALANCE FOR EACH PERIOD SHOWN
320	(127,362)	16,595	(127,042)

FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2000) TO JUNE 30, 2005

UNAUDITED JUNE 30, 2005		UNAUDITED JUNE 30, 2004		UNAUDITED JUNE 30, 2003		UNAUDITED JUNE 30, 2002		AUDITED JUNE 30, 2001		UNAUDITED JUNE 30, 2000
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
0	0	0	0	0	0	0	0	0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
(4,000)	0	(5)	0	(5)	0	(5)	0	(5)	0	0	0
Common
(1,900)	0	(1,900)	0	(93)	0	(91)	0	(89)	0	0	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
10,936	(54,679)	10,936	(43,793)	10,936	(32,807)	10,936	(21,871)	10, 935	0	0	0
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
1,760	(13,041)	1,760	(11,281)	1,760	(9,521)	3,797	(7,761)	3,964	0	0	0
NET (LOSS) FOR EACH PERIOD SHOWN
0	(12,696)	0	(12,696)	0	(12,696)	0	(13,797)	0	(14,767)	0	0
BALANCE FOR EACH PERIOD SHOWN
12,696	(67,720)	12,696	(53,956)	12,696	(41,260)	13,814	(28,564)	14,805	(14,767)	0	0

[back to Table of Contents]

CONTINUED -- FOR THE PERIOD FROM JUNE 30, 2006 THROUGH JUNE 30, 2010

--		UNAUDITED JUNE 30, 2010		UNAUDITED JUNE 30, 2009		UNAUDITED JUNE 30, 2008		UNAUDITED JUNE 30, 2007		UNAUDITED JUNE 30, 2006
Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage	Paid in Capital in Excess of Par Value of Stock	Deficit Accumulation during the Development Stage
AT DATE OF INCEPTION
--	--	0	0	0	0	0	0	0	0	0	0
NOVEMBER 1, 2000 - STOCK ISSUED TO FOUNDERS
Preferred
--	--	(4,000)	0	(4,000)	0	(4,000)	0	(4,000)	0	(4,000)	0
Common
--	--	(1,900)	0	(1,900)	0	(1,900)	0	(1,900)	0	(1,900)	0
FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDERS
--	--	0	0	0	0	0	(93,146)	7,291	(76,551)	10,936	(65,615)
INCREASE IN PAID IN CAPITAL FOR PAYMENT OF EXPENSES BY STOCKHOLDERS
--	--	320	(63,845)	4,583	(63,525)	16,595	(58,942)	17,496	(42,347)	11,810	(24,851)
NET (LOSS) FOR EACH PERIOD SHOWN
--	--	320	(131,565)	4,583	(4,583)	16,595	(34,091)	2,515	(17,496)	200	(22,746)
BALANCE FOR EACH PERIOD SHOWN
--	--	320	(131,565)		(131,245)	16,595	(127,042)	20,011	(110,477)	22,746	(90,466)

[back to Table of Contents]

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 30, 2009 TO JUNE 30, 2010

	UNAUDITED JUNE 30, 2010	UNAUDITED JUNE 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(320)	$	(4,583)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Fair market value of services provided by stockholder	0		0
Increase in donated or gifted capital for payment of expenses by stockholders	320		4,583
Changes in operating assets and liabilities:
Accounts payable	0		0

NET CASH PROVIDED BY OPERATING ACTIVITIES	$0		$0

CASH FLOWS FROM INVESTING ACTIVITIES	0		0

CASH FLOWS FROM FINANCING ACTIVITIES	0		0

NET INCREASE (DECREASE) IN CASH AND CASH BALANCE AT JUNE 30, 2010	$0		$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0		$0

Cash paid for taxes	$0		$0

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair market value of services provided by stockholder	$0		$0

Increase in donated or gifted capital for payment of expenses paid by stockholders	$320		$4,583

See Accompanying Notes

[back to Table of Contents]

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010

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

NOTE 3: DEVELOPMENT STAGE OPERATIONS

As of June 30, 2010 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from June 30, 2009 to June 30, 2010.

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

[back to Table of Contents]

NOTE 5: INCOME TAXES

Net (loss)	$(131,565)
The provisions for income taxes is estimated as follows:
Currently payable	$0
Deferred	$0
The net (loss) for financial statements differs from the federal income tax net loss. A reconciliation is as follows:
Financial statement net loss	$131,565
Non-deductible services	0

Income tax net loss	131,565

Significant components of the Company's deferred tax asset are as follows:
Net operating loss carry forward	$131,565
Less valuation allowance	0

Net deferred asset	$131,565

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

A summary of the option activity for the period from November 1, 2000 to June 30, 2010, pursuant to the terms of the plan is as follows:

	Shares Under Option	Weighted Average Exercise Price
Options outstanding at November 1, 2000	0	$0
Granted	930,000	23.81
Outstanding at June 30, 2010	930,000	23.81

All shares are exercisable.

[back to Table of Contents]

Information regarding stock options outstanding as of June 30, 2010 is as follows, not including the 20:1 stock split:

Price Range	$ 10.00 -	$25.00
Weighted average exercise and grant date prices		$23.81
Outstanding at June 30, 2010	Exercisable

The weighted average fair market value of options granted in the period of November 1, 2000 to June 30, 2010 were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

Dividend yield	0
Expected volatility	50%
Risk fee interest rate	5.7%
Expected life	Exercisable

For purposes of pro forma disclosure, the estimated fair market value of the options, if any, is amortized to expense over the options' vesting periods.

Under the Black-Scholes model, the options did not have any intrinsic value. Therefore, pro forma disclosure information has not been presented.

NOTE 7: SHARES OF STOCK ELIGIBLE FOR ISSUANCE

	Common	Preferred
Total stock authorized	5,000,000	5,000,000
Less stock issued	(1,900,000)	(4,000,000)
Less stock reserved for stock options	(930,000)	0
Balance available for issuance	2,170,000	1,000,000

NOTE 8: NET OPERATING LOSS CARRYFORWARD

The corporation has the following net operating loss carry forward:

Year	Amount	Expiration Date
June 30, 2010	$131,565	June 30, 2021

NOTE 9: FAIR MARKET VALUE OF SERVICES DONATED BY STOCKHOLDER

A stockholder, Brad Brimhall, CEO of the Company, provided services for valued at $ 0 for July 1, 2009 through June 30, 2010. This estimate is $21.032 per hour for two hours per day, five days per week. The salary is determined yearly by the Board of Directors. Since the company is inactive and in a development stage, the current CEO, Brad Brimhall, oversees the operations and the company’s horse assets and the filing of the financial reports. He is currently the only qualified person the company has been able to find to fill these positions at the salary the company is willing to pay. When the company becomes active and a cash flow develops, these tasks will be broken out as the company is able to locate qualified persons to fulfill these jobs. Until such time, the fair market value is determined by what the company is willing to pay and what a qualified person is willing to accept.

[back to Table of Contents]

NOTE 10: LIMITED OPERATION COSTS

The shareholders have elected to pay a substantial portion of operation costs of the company up to June, 2011 as gifts or donations to the Company. The exact amount will be determined by the Board of Directors on an on-going basis.

NOTE 11: GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage of breeding and training horses.

NOTE 12: INSURANCE

The Company does not have any insurance coverage on its horses nor any liability or workers' compensation insurance. However, the company intends to purchase insurance on its horses before any of the company's horses are bred or raced.

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

Based upon the company's most recent evaluation, the company's management, including its Chief Executive Officer and Chief Financial Officer (or persons performing those duties), concluded the company's disclosure controls and procedures over financial reporting are adequate and effective as of June 30, 2010. The effectiveness of the company's controls and procedures are an on-going process of continual improvement. As such, when the company becomes active, with earnings to report and audited financial statements, the company's disclosure controls and procedures may require restructuring.

There has been no change in the company's internal control over financial reporting or any other factor that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART III:

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Directors, Executive Officers, Promoters and Control Persons as of June 30, 2010.

ITEM 10: Executive Compensation

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Executive Compensation as it relates to the dollar amount.

[back to Table of Contents]

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

In response to this item, the company hereby incorporates by reference the information previously filed in the 10SB12G, filed August 15, 2001. There has been no change in Security Ownership of Certain Beneficial Owners and Management up to June 30, 2010.  The security ownership is as described elsewhere in this 10KSB Annual Report for the period ending June 30, 2010.

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

Nevada Classic Thoroughbreds, Inc.

Dated: October 10, 2010	By: /s/ Brad Brimhall

Brad Brimhall
Chief Accounting Officer / Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 10, 2010	By: /s/ Brad Brimhall

Brad Brimhall
President and Chief Executive Officer

Dated: October 10, 2010	By: /s/ Pamela J. Brimhall

Pamela J. Brimhall
Secretary/Treasurer

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-Reporting Issuers:

Not Applicable.

[back to Table of Contents]