Form 10-Q
period 2010-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2011-02-22
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2010

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














                                 ~~PAGE 2~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING December 31, 2010

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $       0
       Corporate Savings                                           0
       Demirosa, LLC Checking                                      0
       Syndication Accounts:
            Colt Checking                                          0
            Colt Checking                                          0
     Stallion Breeding Shares Inventory                            0
     Pixel Pet Expo                                            6,384
     Demirosa, LLC                                               300
     Real Estate Investment                                   13,954
                                                           -----------
                                                           $  20,638
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                0
     Credit Line                                     0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                               80
     Deficits accumulated during
       developmental stage                    (131,725)
TOTAL STOCKHOLDERS' EQUITY                                 $  20,638
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  20,638
                                                           ===========




                            See Accompanying Notes

                                  ~~PAGE 3~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                    FOR PERIOD ENDING DECEMBER 31, 2010


                                     Dec 31, 2010       Dec 31, 2009
                                    ---------------     -------------

REVENUE                              $           0       $          0

EXPENSES
  Pixel Pet Expo                                 0                  0
  Development costs                              0                  0
  Administrative                                80                  0
  General                                        0                  0

TOTAL EXPENSES                       $           0                  0
                                      -------------       -----------
NET (LOSS)                           $     (    80)      $    (     0)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============





















                           See Accompanying Notes

                                  ~~PAGE 4~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                    FOR PERIOD ENDING DECEMBER 31, 2010


                                     DEC 31, 2010        DEC 31, 2009
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
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT DEC 31             $    (   80)           $  (   0)
                                        ==========         ============














                           See Accompanying Notes

                                  ~~PAGE 5~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING DECEMBER 31, 2010

                                       DEC 31, 2010       DEC 31, 2009
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

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT DEC 31, 2010
                                     $     (   80)          $  (    0)







                            See Accompanying Notes

                                  ~~PAGE 6~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                    FOR PERIOD ENDING DECEMBER 31, 2010

                                       DEC 31, 2010       DEC 31, 2009
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
                                          =========          =========


























                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING DECEMBER 31, 2010
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company uses SOP 85-3, breeding horses under development. The horse evaluation is adding in direct costs to the value of the horses under development. The value is the lower of cost or established market value, until breeding maturity, then the horses are depreciated through the life of the breeding career. Pursuant to discussions with staff of the Securities and Exchange Commission in January of 2006 and in keeping with SOP 85-3 regarding evaluations of breeding stock, the following accounting practices have been adopted and adjustments as of December 31, 2010.

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



                                ~~PAGE 8~~
Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors would pay the expenses of the Company up to June 30, 2011, or until the Company can pay its operation costs as determined by the Company's officers and directors. After June 30, 2011, the Company would reimburse the officers and directors for any direct expenses paid into the Company.

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

Nevada Classic Thoroughbreds, Inc.



Dated:  February 21, 2011            By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer



                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer
















                                ~~PAGE 12~~