Form 10-Q
period 2011-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2011-05-16
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2011

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















                                 ~~PAGE 2~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                      FOR PERIOD ENDING March 31, 2011

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $       0
       Corporate Savings                                           0
       Demirosa, LLC Checking                                      0
       Syndication Accounts:
            Colt Checking                                          0
            Colt Checking                                          0
     Stallion Breeding Shares Inventory                            0
     Pixel Pet Expo                                            6,384
     Demirosa, LLC                                               300
     Real Estate Investment                                   13,954
                                                           -----------
                                                           $  20,638
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                0
     Credit Line                                     0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                               80
     Deficits accumulated during
       developmental stage                    (131,805)
TOTAL STOCKHOLDERS' EQUITY                                 $  20,638
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  20,638
                                                           ===========





                            See Accompanying Notes

                                  ~~PAGE 3~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                      FOR PERIOD ENDING MARCH 31, 2011


                                     MAR 31, 2011       MAR 31, 2010
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
                                    ===============     ==============

















                           See Accompanying Notes

                                  ~~PAGE 4~~






                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                      FOR PERIOD ENDING MARCH 31, 2011


                                      MAR 31, 2011        MAR 31, 2010
                                      ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(       0)        $(        0)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                         80                  80
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                       -----------        ------------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                       -----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31             $    (   80)           $  (   80)
                                        ==========         ============












                           See Accompanying Notes

                                  ~~PAGE 5~~


                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                      FOR PERIOD ENDING MARCH 31, 2011

                                       MAR 31, 2011       MAR 31, 2010
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (      0)          $ (     0)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0

    Fair market value of
         services                              80                  80

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders                80                  80

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
   OFFICER AND OPERATIONS MGR                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0

NET INCREASE (DECREASE) IN CASH AND CASH BALANCE AT MAR 31, 2011
                                     $     (    0)          $  (    0)








                            See Accompanying Notes

                                  ~~PAGE 6~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                      FOR PERIOD ENDING MARCH 31, 2011

                                       MAR 31, 2011       MAR 31, 2010
                                    ------------------   --------------

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Cash paid for interest                $       0           $      0
                                          =========          =========
    Cash paid for taxes                   $       0           $      0
                                          =========          =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Fair market value of services
    donated by stockholders                $     80           $     80
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $      80          $      80
                                          =========          =========


























                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                      FOR PERIOD ENDING MARCH 31, 2011
                        NOTES TO FINANCIAL STATEMENTS

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

Nevada Classic Thoroughbreds, Inc.


Dated:  May 15, 2011                 By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer



                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer



















                                ~~PAGE 12~~