Form 10-Q
period 2011-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2011-11-14
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2011

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














                                 ~~PAGE 2~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2011

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $       0
       Corporate Savings                                           0
       Demirosa, LLC Checking                                      0
       Syndication Accounts:
            Colt Checking                                          0
            Colt Checking                                          0
     Stallion Breeding Shares Inventory                            0
     Pixel Pet Expo                                            6,384
     Demirosa, LLC                                               300
     Real Estate Investment                                   13,954
                                                           -----------
                                                           $  20,638
                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                0
     Credit Line                                     0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                               80
     Deficits accumulated during
       developmental stage                    (131,965)
TOTAL STOCKHOLDERS' EQUITY                                 $  20,638
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  20,638
                                                           ===========




                            See Accompanying Notes

                                  ~~PAGE 3~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                    FOR PERIOD ENDING SEPTEMBER 30, 2011


                                     SEP 30, 2011       SEP 30, 2010
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
                                    ===============     ==============





















                           See Accompanying Notes

                                  ~~PAGE 4~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                    FOR PERIOD ENDING SEPTEMBER 30, 2011


                                     SEP 30, 2011        SEP 30, 2010
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
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT SEP 30             $    (   80)           $  (  80)
                                        ==========         ============














                           See Accompanying Notes

                                  ~~PAGE 5~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                     FOR PERIOD ENDING SEPTEMBER 30, 2011

                                       SEP 30, 2011       SEP 30, 2010
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

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT SEP 30, 2011
                                     $     (   80)          $  (   80)







                            See Accompanying Notes

                                  ~~PAGE 6~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                    FOR PERIOD ENDING SEPTEMBER 30, 2011

                                       SEP 30, 2011       SEP 30, 2010
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
                                          =========          =========


























                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING SEPTEMBER 30, 2011
                        NOTES TO FINANCIAL STATEMENTS

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

Accounting Estimates
--------------------

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

Income Taxes
------------

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

Net (Loss) Per Share
--------------------

The Company adopted Statement of Financial Accounting Standards No. 144 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue

                                  ~~PAGE 8~~
common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

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






                                ~~PAGE 9~~
Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

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

In general, any other assets not specifically used for this purpose will be eliminated. Furthermore, these assets have been used and will more than likely


                                ~~PAGE 10~~
be sold at a substantial loss to the company. None of the officers or directors of the company will purchase such assets for their own interests; rather, these assets will strictly be advertised and sold to others outside the company at current market prices.

RESULT OF OPERATION

Power Genetics Mathematical Racing Numbers(tm) (PGMRN)
------------------------------------------------------

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



                                ~~PAGE 11~~
MARKET MAKING

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

                                ~~PAGE 12~~

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

Nevada Classic Thoroughbreds, Inc.



Dated:  November 14, 2011            By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer



                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer
















                                ~~PAGE 13