Form 10-Q
period 2012-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2012-05-21
CIK 1128383

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2012

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

















                                   PART F/S

Financial Statements. The following financial statements are attached to this report and filed as a part thereof.






                           TABLE OF CONTENTS


                                                             PAGE NO.

PART I                                                            3

  Item 1:  FINANCIAL STATEMENTS                                   3

             Balance Sheet (unaudited)                            3

             Statement of Operations (unaudited)                  4

             Statement of Cash Flows (unaudited)                  6

             Notes to Financial Statements                        8

  Item 2:  PLAN OF OPERATION                                     10


PART II - OTHER INFORMATION                                      12

  Item 1:  Legal Proceedings                                     12

  Item 2:  Changes in Securities                                 12

  Item 3:  Defaults Upon Senior Securities                       12

  Item 4:  Submission of Matters to a Vote of Security Holders   12

  Item 5:  Other Information                                     12

  Item 6:  Exhibits and Reports on Form 8-K                      12


PART II - 3                                                      13



SIGNATURES                                                       13














                                 ~~PAGE 2~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING MARCH 31, 2012

                                 BALANCE SHEET

                                    ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $       0
       Corporate Savings                                           0
       Demirosa, LLC Checking                                      0
       Syndication Accounts:
            Colt Checking                                          0
            Colt Checking                                          0
     Stallion Breeding Shares Inventory                            0
     Real Estate Investment                                   13,954
                                                           -----------
                                                           $  13,954
                                                           ===========




                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                0
     Credit Line                                     0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                               80
     Deficits accumulated during
       developmental stage                    (132,125)
TOTAL STOCKHOLDERS' EQUITY                                 $  13,954
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  13,954
                                                           ===========




                            See Accompanying Notes

                                  ~~PAGE 3~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS
                      FOR PERIOD ENDING MARCH 31, 2012


                                     MAR 31, 2012        MAR 31, 2011
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
                                    ===============     ==============





















                           See Accompanying Notes

                                  ~~PAGE 4~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF OPERATIONS (continued)
                       FOR PERIOD ENDING MARCH 31, 2012


                                       MAR 31, 2012      MAR 31, 2011
                                       ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(       0)        $(        0)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                         80                  80
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31            $    (   80)           $  (  80)
                                        ==========         ============














                           See Accompanying Notes

                                  ~~PAGE 5~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                       FOR PERIOD ENDING MARCH 31, 2012

                                       MAR 31, 2012       MAR 31, 2011
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

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT MAR 31, 2012
                                     $     (   80)          $  (   80)







                            See Accompanying Notes

                                  ~~PAGE 6~~

                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                      FOR PERIOD ENDING MARCH 31, 2012

                                       MAR 31, 2012       MAR 31, 2011
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
                                          =========          =========


























                           See Accompanying Notes

                                  ~~PAGE 7~~
                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                      FOR PERIOD ENDING MARCH 31, 2012
                        NOTES TO FINANCIAL STATEMENTS

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



                                ~~PAGE 9~~
Note 6:  SALARY - BY COMMON STOCK

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









                                ~~PAGE 10~~
RESULT OF OPERATION

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

MARKET MAKING

The company is in the process of obtaining a market maker for its stock, and anticipates being on the Pink Sheets until the company meets the requirements of the OTC Bulletin Board. While the company is in the process of securing a market


                                ~~PAGE 11~~
maker, there can be no guarantees that a market maker will be available, or that the company will meet their requirements in order to make a market for the company's securities.

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





                                ~~PAGE 12~~
         Exhibit 32.2 - Certification of the Acting Chief Financial
                        Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





                                PART II - 3

None


                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the Financial Statements of an Inactive Registrant pursuant to Regulation 17 CFR 210-3-11, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Nevada Classic Thoroughbreds, Inc.



Dated:  May 20, 2012                 By:   /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Accounting Officer
                                        and Acting Chief Financial Officer



                                     By:  /s/ Brad Brimhall
                                     ----------------------------------
                                     Brad Brimhall
                                     Chief Executive Officer
















                                ~~PAGE 13