Form 10-Q
period 2014-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2014-05-20
CIK 1128383

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


                                     MAR 31, 2014        MAR 31, 2013
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


                                       MAR 31, 2014      MAR 31, 2013
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

                                       MAR 31, 2014       MAR 31, 2013
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

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT MAR 31, 2014     $     (   80)          $  (   80)







                            See Accompanying Notes

                                  ~~PAGE 6~~



                      NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS (continued)
                    FOR PERIOD ENDING DECEMBER 31, 2013

                                       MAR 31, 2014       MAR 31, 2013
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