Form 10-Q/A
period 2015-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2016-02-12
CIK 1128383

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q/A
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2015

                    Commission file number: 000-31154

                   NEVADA CLASSIC THOROUGHBREDS, INC.
            (Name of small business issuer in its charter)


              NEVADA                              86-1007952
---------------------------------     ---------------------------------
 State or other jurisdiction of       (IRS Employer Identification No.)
of incorporation or organization


6163 E. Greenway Street, #2,                  (480) 890-0678
Mesa, AZ 85205
---------------------------------        ------------------------
(Address of principal executive          Issuer's telephone number
offices)

                                  None
           ----------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  x                       NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                         YES  x                       NO




Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                       Accelerated filer
Non-accelerated filer                         Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         YES                    NO   X

As of September 30, 2015, 1,900,000 shares of the Registrant's Common Stock, par value .001; and 4,000,000 shares of Registrant's Preferred Stock, par value .001, were outstanding.


































                               ~~PAGE 2~~

                           TABLE OF CONTENTS


                                                             PAGE NO.

PART I - FINANCIAL INFORMATION                                    4

  Item 1:  Financial Statements

             Balance Sheet (unaudited)                            4

             Statement of Operations (unaudited)                  5

             Statement of Cash Flows (unaudited)                  7

             Notes to Financial Statements                        9

  Item 1A:  Risk Factors                                         11

  Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   12

  Item 3:  Quantitative and Qualitative Disclosures About
           Market Risk                                           14


  Item 4:  Controls and Procedures                               15


PART II - OTHER INFORMATION                                      15

  Item 1:  Legal Proceedings                                     15

  Item 2:  Unregistered Sales of Equity Securities and
           Use of Proceeds                                       15

  Item 3:  Defaults Upon Senior Securities                       15

  Item 4:  Mine Safety Disclosures                               15

  Item 5:  Other Information                                     15

  Item 6:  Exhibits                                              16



SIGNATURES                                                       16





                               ~~PAGE 3~~

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
=============================

The following financial statements are attached to this report and filed as a Part hereof.

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

                               ~~PAGE 8~~


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




                               ~~PAGE 9~~

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

                               ~~PAGE 10~~

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


Item 1A:  Risk Factors
======================

The Company is a high-risk/reward company. The risks are substantial and varied. At the present time, the Company's only shareholders are officers, directors, or sophisticated and accredited investors. The following risk factors are only a sample of the problems and risks the Company faces.

1. The Skill or Art of Horse Racing
-----------------------------------
The Company's business is an art or skill, each horse being unique and non-duplicable. The costs of training, developing, and racing horses is the same whether the horse is a great money-earner or a complete loss. The trainers, groomers, and all those employed in handling of the race horses is solely a skill and unique to each individual horse. Each end product is a unique creation of art through the skill of all those

                               ~~PAGE 11~~

participating in its development. As such any one of the many individuals failing to do their job at its utmost could result in a horse being completely worthless.

2.  Research and Development Implementation
-------------------------------------------
The Company has, through its research and development as of June 30, 2015, developed criteria that gives the Company an advantage, and if such criteria is met, the horse has a 80% chance of earnings over $1 million. The Company did a random sample of stallions in the Blood Horse magazine that had earnings less than $100,000, and found that none of these horses met the Company's criteria for purchase. The Company randomly selected 30 horses that met the Company's criteria, 25 of which had earnings over $1 million. The problem the Company faces is that the Company will only be able to purchase or breed one race horse, given its financial restraints. Thus, there is a good probability that the chosen horse will not run as expected and will be a part of the 17% of horses meeting the Company's criteria, but that did not race well.

3.  Perfect Combinations
------------------------
Unfortunately, for any horse earning over $1 million, it must have a perfect combination of breeding, training, health, grooming, safety during transport, and numerous other factors relating to that one horse. Any one phase of the horse's development that is not perfect, could result in the horse being completely worthless as a race horse.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.
=========================================================================

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations are set forth in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2015.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

                               ~~PAGE 12~~
The company in its developmental stage is now revising its analysis of the prospective stallions for purchase.

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

                               ~~PAGE 13~~

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
====================================================================

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

The competition is still behind the company in using the total Power Numbers in selecting horses for breeding and racing. The indicators are that some owners and trainers are willing to go through the expense of analyzing Index indicator Number 6 to help in their selection process, especially the select Kentucky sales, where horses are sold for millions of dollars. However, the other indicators seem to be unnoticed at the present time in comparing horses that have good indicators to those that do not. Their price seems to be relatively the same, and no correspondence seems to exist between the poor and good indicators and

                               ~~PAGE 14~~

the prices at which they are sold. The thoroughbred sales in auction prices. This gives the company a big advantage. The company can see the horses a day before the sale, analyze hundreds of horses using the complete Power Index Numbers rather than just Index 6, and purchase or bid on horses that have the complete package.


Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure Controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have Concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II - OTHER INFORMATION

Item I:  Legal Proceedings
                None

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
                None

Item 3:  Defaults Upon Senior Securities
               None

Item 4:  Mine Safety Disclosures
                Not Applicable

Item 5:  Other Information
               None






                               ~~PAGE 15~~

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


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the Financial Statements of an Inactive Registrant pursuant to Regulation 17CFR210-3-11, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

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







                               ~~PAGE 16~~