Form 10-Q
period 2015-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2016-02-12
CIK 1128383

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2015

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

                         YES                         NO   X

As of December 31, 2015, 1,900,000 shares of the Registrant's Common Stock, par value .001; and 4,000,000 shares of Registrant's Preferred Stock, par value .001, were outstanding.


































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

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING DECEMBER 31, 2015

                               BALANCE SHEET

                                  ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $       0
       Corporate Savings                                           0
     Real Estate Investment                                   13,954
                                                           -----------
                                                           $  13,954
                                                           ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0
     Credit Line                                     0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                              480
     Deficits accumulated during
       developmental stage                    (134,520)

TOTAL STOCKHOLDERS' EQUITY                                 $  13,954
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  13,954
                                                           ===========

                         See Accompanying Notes

                               ~~PAGE 4~~

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                  FOR PERIOD ENDING DECEMBER 31, 2015


                                     Dec 31, 2015        DEC 31, 2014
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                               480                480
  General                                        0                  0

TOTAL EXPENSES                       $         480                  0
                                      -------------       -----------
NET (LOSS)                           $      (  480)      $    (   480)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============


















                         See Accompanying Notes

                                ~~PAGE 5~~
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS (continued)
                  FOR PERIOD ENDING DECEMBER 31, 2015


                                       DEC 31, 2015        DEC 31, 2014
                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(       0)        $(        0)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                        480                 480
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT DEC 31             $    (  480)           $  ( 480)
                                        ==========         ============










                         See Accompanying Notes

                               ~~PAGE 6~~

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                  FOR PERIOD ENDING DECEMBER 31, 2015

                                       DEC 31, 2015       DEC 31, 2014
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (      0)          $ (     0)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders               480                 480

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL


OFFICER AND OPERATIONS MGR           $          0                   0


CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT DEC 31, 2015
                                     $     (  480)          $  (  480)


                         See Accompanying Notes

                              ~~PAGE 7~~

                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                  FOR PERIOD ENDING DECEMBER 31, 2015

                                       DEC 31, 2015       DEC 31, 2014
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                  $     480          $     480
                                          =========          =========























                         See Accompanying Notes

                               ~~PAGE 8~~


                   NEVADA CLASSIC THOROUGHBREDS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED FINANCIAL STATEMENT
                  FOR PERIOD ENDING DECEMBER 31, 2015
                      NOTES TO FINANCIAL STATEMENTS

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


Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure Controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have Concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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