Form 10-Q
period 2016-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2016-05-23
CIK 1128383

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2016

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

                         YES                         NO   X

As of March 31, 2016, 1,900,000 shares of the Registrant's Common Stock, par value .001; and 4,000,000 shares of Registrant's Preferred Stock, par value .001, were outstanding.


































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

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                      FOR PERIOD ENDING MARCH 31, 2016

                               BALANCE SHEET

                                  ASSETS
 CURRENT ASSETS
     Cash
       Corporate Checking                                  $       0
       Corporate Savings                                           0
     Real Estate Investment                                   13,954
                                                           -----------
                                                           $  13,954
                                                           ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0
     Credit Line                                     0
STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)            4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
           1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                               80
     Deficits accumulated during
       developmental stage                    (134,600)

TOTAL STOCKHOLDERS' EQUITY                                 $  13,954
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  13,954
                                                           ===========

                         See Accompanying Notes

                               ~~PAGE 4~~

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                    FOR PERIOD ENDING MARCH 31, 2016


                                     MAR 31, 2016        MAR 31, 2015
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                                80                 80
  General                                        0                  0

TOTAL EXPENSES                       $          80                 80
                                      -------------       -----------
NET (LOSS)                           $      (   80)      $    (    80)
                                     ==============      =============


NET (LOSS) PER COMMON SHARE

       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============


















                         See Accompanying Notes

                                ~~PAGE 5~~
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS (continued)
                    FOR PERIOD ENDING MARCH 31, 2016


                                       MAR 31, 2016        MAR 31, 2015
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
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31             $    (   80)           $  (  80)
                                        ==========         ============










                         See Accompanying Notes

                               ~~PAGE 6~~

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                    FOR PERIOD ENDING MARCH 31, 2016

                                       MAR 31, 2016       MAR 31, 2015
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

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT MAR 31, 2016
                                     $     (   80)          $  (   80)


                         See Accompanying Notes

                              ~~PAGE 7~~

                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                    FOR PERIOD ENDING MARCH 31, 2016

                                       MAR 31, 2016       MAR 31, 2015
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
                                          =========          =========























                         See Accompanying Notes

                               ~~PAGE 8~~


                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING MARCH 31, 2016
                     NOTES TO FINANCIAL STATEMENTS

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

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of March 31, 2016 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from March 31, 2015 to March 31, 2016.

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

2.  Research and Development Implementation
-------------------------------------------
The Company has, through its research and development as of March 31, 2016, developed criteria that gives the Company an advantage, and if such criteria is met, the horse has a 80% chance of earnings over $1 million. The Company did a random sample of stallions in the Blood Horse magazine that had earnings less than $100,000, and found that none of these horses met the Company's criteria for purchase. The Company randomly selected 30 horses that met the Company's criteria, 25 of which had earnings over $1 million. The problem the Company faces is that the Company will only be able to purchase or breed one race horse, given its financial restraints. Thus, there is a good probability that the chosen horse will not run as expected and will be a part of the 17% of horses meeting the Company's criteria, but that did not race well.

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


Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure Controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have Concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Nevada Classic Thoroughbreds, Inc.

Dated:  May 22, 2016       By:   /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Accounting Officer
                                   and Acting Chief Financial Officer


                                By:  /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Executive Officer







                               ~~PAGE 16~~