Form 10-Q
period 2016-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2016-10-24
CIK 1128383

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2016

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

                         YES                         NO   X

As of September 30, 2016, 1,583,333 shares of the Registrant's Common Stock, par value .001; and 1,583,333 shares of Registrant's Preferred Stock, par value .001, were outstanding.

The Company has purchased 316,667 shares of common stock and 316,667 of preferred stock at approximately $.022 per share for a total of $13,995.00, from HOE Trust through a private transaction with Joanna Curtis, a former officer of the Company. Ms. Curtis's entire interest was liquidated. The treasury stock will be re-issued according to Securities and Exchange Commission rules and guidelines.




























                               ~~PAGE 2~~

                           TABLE OF CONTENTS


                                                             PAGE NO.

PART I - FINANCIAL INFORMATION                                    4

  Item 1:  Financial Statements

             Balance Sheet (unaudited)                            4

             Statement of Operations (unaudited)                  6

             Statement of Cash Flows (unaudited)                  8

             Notes to Financial Statements                       10

  Item 1A:  Risk Factors                                         12

  Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   13

  Item 3:  Quantitative and Qualitative Disclosures About
           Market Risk                                           18

  Item 4:  Controls and Procedures                               18


PART II - OTHER INFORMATION                                      18

  Item 1:  Legal Proceedings                                     18

  Item 2:  Unregistered Sales of Equity Securities and
           Use of Proceeds                                       18

  Item 3:  Defaults Upon Senior Securities                       18

  Item 4:  Mine Safety Disclosures                               19

  Item 5:  Other Information                                     19

  Item 6:  Exhibits                                              19



SIGNATURES                                                       19





                               ~~PAGE 3~~


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
=============================

The following financial statements are attached to this report and filed as a Part hereof.

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING SEPTEMBER 30, 2016

                               BALANCE SHEET

                                  ASSETS
CURRENT ASSETS
  PARENT COMPANY ASSETS
     Cash
       Corporate Checking                                  $       0
       Corporate Savings                                           0
     Treasury Stock (Preferred and Common)                    13,995
                                                           -----------
     TOTAL PARENT COMPANY ASSETS                           $  13,995
                                                           ===========
  D/B/A SHOWTIME SPORTS CARE ASSETS
     Cash
       Incoming Checking                                   $     510
       Expenditure Checking                                $   8,409
       Savings                                             $     310
                                                           -----------
                                                           $   9,229
                                                           ===========
     Web Marketing                                         $   4,000
     Inventory                                             $
       The Touch                                           $   2,000
       The Touch-Off Season                                $   2,000
     Posters                                               $     400
     Contracts                                             $   1,000
                                                           -----------
                                                           $   9,400
                                                           ===========
     TOTAL SHOWTIME SPORTS CARE ASSETS                     $  18,629
                                                           ===========
TOTAL CURRENT ASSETS                                       $  32,624



                         See Accompanying Notes

                               ~~PAGE 4~~




                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 1,583,000 shares:
          (Approx. 791,666 Horse Preferred and
           Approx. 791,666 Ranch Preferred)      1,593
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
          1,583,000 shares issued & outstanding  1,593
     Paid-In capital in excess of par
       value of stock                           32,624
     Deficits accumulated during
       developmental stage                     (32,624)
     Paid-In capital in excess of par
       value of stock                               80
     Deficits accumulated during
       developmental stage                    (167,384)

TOTAL STOCKHOLDERS' EQUITY                               $  32,624
                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         $  32,624
                                                         ===========


















                         See Accompanying Notes

                               ~~PAGE 5~~

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                    FOR PERIOD ENDING SEPTEMBER 30, 2016


                                     SEP 30, 2016        SEP 30, 2015
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                                80                 80
  General                                        0                  0
  D/B/A SHOWTIME SPORTS CARE EXPENSES
     Web Marketing                    $      4,000
     Inventory
       The Touch                      $      2,000
       The Touch-Off Season           $      2,000
     Posters                          $        400
     Contracts                        $      1,000
TOTAL EXPENSES                       $       9,480                 80
                                      -------------       -----------
NET (LOSS)                           $      (9,480)      $    (    80)
                                     ==============      =============

NET (LOSS) PER COMMON SHARE
       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
       Basic and diluted                 1,583,000          1,900,000
                                    ===============     ==============















                         See Accompanying Notes

                                ~~PAGE 6~~

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS (continued)
                  FOR PERIOD ENDING SEPTEMBER 30, 2016


                                       SEP 30, 2016        SEP 30, 2015
                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(  32,624)          $(      0)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                     32,704                  80
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT SEP 30            $      9,149          $    (  80)
                                        ==========         ============










                         See Accompanying Notes

                               ~~PAGE 7~~

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                  FOR PERIOD ENDING SEPTEMBER 30, 2016

                                       SEP 30, 2016       SEP 30, 2015
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (      0)          $ (     0)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders            32,704                  80

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
  OFFICER AND OPERATIONS MGR         $          0            $      0


CASH FLOWS FROM INVESTING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM FINANCING
   ACTIVITIES                        $          0            $      0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT SEP 30, 2016
                                     $      9,149            $  (  80)




                         See Accompanying Notes

                              ~~PAGE 8~~

                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                  FOR PERIOD ENDING SEPTEMBER 30, 2016

                                       SEP 30, 2016       SEP 30, 2015
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                   $ 32,704          $      80
                                          =========          =========























                         See Accompanying Notes

                               ~~PAGE 9~~


                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED FINANCIAL STATEMENT
                  FOR PERIOD ENDING SEPTEMBER 30, 2016
                     NOTES TO FINANCIAL STATEMENTS

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




                               ~~PAGE 10~~

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

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of September 30, 2016 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from September 30, 2015 to September 30, 2016.

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

                               ~~PAGE 11~~

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

Note 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors would pay the expenses of the Company up to June 30, 2017, or until the Company can pay its operation costs as determined by the Company's officers and directors.

After June 30, 2017, the Company would reimburse the officers and directors for any direct expenses paid into the Company.

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


Item 1A:  Risk Factors
======================

The Company is a high-risk/-reward company. The risks are substantial and varied. At the present time, the Company's only shareholders are officers, directors, or sophisticated and accredited investors. The following risk factors are only a sample of the problems and risks the Company faces.

HORSE RACING

1. The Skill or Art of Horse Racing
-----------------------------------
The Company's business is an art or skill, each horse being unique and non-duplicable. The costs of training, developing, and racing horses is the same whether the horse is a great money-earner or a complete loss. The trainers, groomers, and all those employed in handling of the race

                               ~~PAGE 12~~

horses is solely a skill and unique to each individual horse. Each end product is a unique creation of art through the skill of all those participating in its development. As such any one of the many individuals failing to do their job at its utmost could result in a horse being completely worthless.

2.  Research and Development Implementation
-------------------------------------------
The Company has, through its research and development as of September 30, 2016, developed criteria that gives the Company an advantage, and if such criteria is met, the horse has a 80% chance of earnings over $1 million. The Company did a random sample of stallions in the Blood Horse magazine that had earnings less than $100,000, and found that none of these horses met the Company's criteria for purchase. The Company randomly selected 30 horses that met the Company's criteria, 25 of which had earnings over $1 million. The problem the Company faces is that the Company will only be able to purchase or breed one race horse, given its financial restraints. Thus, there is a good probability that the chosen horse will not run as expected and will be a part of the 17% of horses meeting the Company's criteria, but that did not race well.

3.  Perfect Combinations
------------------------
Unfortunately, for any horse earning over $1 million, it must have a perfect combination of breeding, training, health, grooming, safety during transport, and numerous other factors relating to that one horse. Any one phase of the horse's development that is not perfect, could result in the horse being completely worthless as a race horse.

D/B/A SHOWTIME SPORTS CARE

While the officers and directors of the Company are highly educated in corporate management, and while the Company has no debt, the Company intends to rely on the sale of Showtime Sports Care's inventory of products to produce a revenue flow as well as funding for Horse Racing endeavors. Avon, NuSkin, ReLive and similar companies are all competitors of Showtime Sports Care. The Company believes that the quality of Showtime Sports Care's products will be paramount in the ongoing sales of its products. There is a risk that the competition squeezes Showtime Sports Care out of the market and provides better products at more competitive prices.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.
=====================================================================

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and

                               ~~PAGE 13~~
information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations will be set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report.

TREASURY STOCK

In order to fund the Company's breeding, purchasing, and racing of prototype race horses, the Company has purchased 316,667 shares of common stock and 316,667 shares of its preferred stock at approximately .022 per share, for a total of $13,995. Stock was purchased from HOE Trust through a private transaction. Joanna Curtis, a former officer and a shareholder of the Company, liquidated her entire ownership of any shares of the Company. The treasury stock was issued and outstanding, repurchased by the Company liquidating Ms. Curtis's interest in the Company and will be sold at a later date according to the Securities and Exchange Commission's rules, regulations, and guidelines.

D/B/A SHOWTIME SPORTS CARE

Business Concepts Summary

~The Discovery~

In the process of developing face creams to be used as anti-aging creams, we discovered that the creams increase the sensitivity in the hands and make perfecting and learning athletic skills noticeably easier.

~Niche~

The two initial products developed are (1) "The Touch" for athletes perfecting their skills during the competitive season, and (2) "The Touch Off-Season" for athletes learning to develop the feel of their stroke. Other products will follow as testing and demand occurs.

~Equity Financing~

The Company is 100% financed by the Officers and Directors of the Company, as additional Paid-In-Capital, until such time as proceeds from the sale of the products can cover its operating costs. Currently the

                               ~~PAGE 14~~
Company has $9,229 in various accounts at Wells Fargo Bank, and has $4,000 worth of product inventory at manufacturer's cost, anticipated to sell at a retail value of $50,000. The Company has no debt. The Company's accounts at Wells Fargo include an incoming checking account, an expense checking account, and a savings account. One hundred percent of Showtime Sports Care's products are guaranteed (refundable) for 15 days after purchase. On the sixteenth day after purchase, the funds will be transferred from the incoming checking account to either the savings or the expense checking account. There will always be 100% coverage for refunds on all Showtime Sports Care products sold.

~Marketing~

The marketing is an interwoven four-prong system: Internet, Charity Advertising, Network Customer Distributorships, and Individual
Distributorships.

~Growth~

The Company has no debt. Initial expenses are covered by the Officers and Directors as additional Paid-In-Capital. The future expenses will be covered by the net proceeds from sales of Showtime Sports Care's products. A percentage of the net proceeds from Showtime Sports Care's products sold will be reserved for further product development and marketing for Showtime Sports Care.

~Transparencies~

Showtime Sports Care is a division/dba of the Company. The Company, as a public company, is a voluntary filer with the Securities and Exchange Commission ("SEC"). The Company believes the SEC's uniform filing system will be a marked advantage to the Company by providing security and accuracy of financial reporting and other standard SEC-required filings.

HORSES

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

                               ~~PAGE 15~~

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


                               ~~PAGE 16~~
FINANCIAL CONDITION AND LIQUIDITY

The Company expects to remain inactive. The Board of Directors intends to pay a substantial portion of the company's expenses, as determined on an on-going basis by the Board of Directors, until such time as the company is able to produce a profit.

Economies of Scale

~Racing Numbers~

Horse racing numbers depicts the structure of the horse, the degrees and angles of connecting bones and tissues. The Company has developed a prototype race horse that the Company strives to obtain in its race horses. The Company has done breakthrough internal and external analysis giving the percentages (or odds) that a horse can race up to a grade one performance. Over the past 15 years, and the Company racing its own race horses, the Company has perfected the angles and numbers associated with race horse success. However, we don't know what we don't know; while the Company has established its prototype horses on eight different points, there will still be unforeseeable situations that may arise. While the Company has eliminated many of the inferior qualities of the race horses, there are still a percentage of horses that, even if meeting the prototype, will still be unable to perform at a grade-one classical level. Therefore the Company needs to purchase or breed three horses with the prototype racing numbers in order to achieve the highest degree of success.

The Company is in solid financial condition at the present time. The officers and directors have paid the majority of the company's expenses, and the company enjoys a substantial cash basis in savings and in horse syndications.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
====================================================================

HORSES

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

The competition is still behind the Company in using the total Power Numbers in selecting horses for breeding and racing. The indicators are that some owners and trainers are willing to go through the expense of

                               ~~PAGE 17~~
analyzing Index indicator Number 6 to help in their selection process, especially the select Kentucky sales, where horses are sold for millions of dollars. However, the other indicators seem to be unnoticed at the present time in comparing horses that have good indicators to those that do not. Their price seems to be relatively the same, and no correspondence seems to exist between the poor and good indicators and the prices at which they are sold. The thoroughbred sales in auction prices. This gives the company a big advantage. The company can see the horses a day before the sale, analyze hundreds of horses using the complete Power Index Numbers rather than just Index 6, and purchase or bid on horses that have the complete package.

D/B/A SHOWTIME SPORTS CARE

Showtime Sports Care's competitors are Avon, NuSkin and ReLive, to name a few. The price/earnings ratio is approximately thirty times earnings.


Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure Controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have Concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II - OTHER INFORMATION

Item I:  Legal Proceedings
                None

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds
                None

Item 3:  Defaults Upon Senior Securities
               None


                               ~~PAGE 18~~
Item 4:  Mine Safety Disclosures
                Not Applicable

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

Nevada Classic Thoroughbreds, Inc.

Dated:  October 24, 2016       By:   /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Accounting Officer
                                   and Acting Chief Financial Officer


                                By:  /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Executive Officer


                               ~~PAGE 19~~