Form 10-KT
period 2017-06-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2017-10-02
CIK 1128383

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 12b-25
Commission File Number 000-31154

NOTIFICATION OF LATE FILING

(Check one):
[X] Form 10-K    [  ] Form 20-F [  ] Form 11-K [  ] Form 10-Q [  ] Form 10-D [  ] Form N-SAR [  ] Form N-CSR

For period ended: June 30, 2017
[  ] Transition Report on Form 10-K
[  ] Transition Report on Form 20-F
[  ] Transition Report on Form 11-K
[  ] Transition Report on Form 10-Q
[  ] Transition Report on Form N-SAR
For the Transition Period Ended: _____________

 Read Attached Instruction Sheet Before Preparing Form. Please Print or Type.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

PART I
REGISTRANT INFORMATION
Full name of registrant:           Nevada Classic Thoroughbreds, Inc.

Former name if applicable:

6163 E. Greenway Street, #2
Address of principal executive office (Street and Number)

Mesa, AZ 85205
City, state and zip code

PART II
RULE 12b-25(b) AND (c)

 If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box.)

[x]  (a)    The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
[x] (b)    The subject annual report, semi-annual report, transition report on Forms 10-K, 10-KSB, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
        (c)     The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III
NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed).

The Registrant has not been able to compile the requisite financial data and other narrative information necessary to enable it to have sufficient time to complete the Company's Annual Report on Form 10-K without unreasonable effort and expense.

PART IV
OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification.

Brad Brimhall (480) 890-0678
(Name) (Area Code) (Telephone Number)

(2)	Have all other periodic reports required under Section 13 or 15(d) or the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
[x] Yes       No

(3)	Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
   Yes   [x]  No
If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

NEVADA CLASSIC THOROUGHBREDS , INC.
(Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 30, 2017      By:   /s/ Brad Brimhall
                                                                 Brad Brimhall
                                                                 President

Instruction. The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.