Form 10-Q
period 2017-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2017-11-20
CIK 1128383

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2017

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

                         YES                         NO   X

As of September 30, 2017, 1,900,000 shares of the Registrant's Common Stock, par value .001; and 4,000,000 shares of Registrant's Preferred Stock, par value .001, were outstanding.



































                              ~~PAGE 2~~

                           TABLE OF CONTENTS


                                                             PAGE NO.

PART I - FINANCIAL INFORMATION                                    4

  Item 1:  Financial Statements

             Balance Sheet (unaudited)                            4

             Statement of Operations (unaudited)                  6

             Statement of Cash Flows (unaudited)                  8

             Notes to Financial Statements                       10

  Item 1A:  Risk Factors                                         12

  Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   13

  Item 3:  Quantitative and Qualitative Disclosures About
           Market Risk                                           17

  Item 4:  Controls and Procedures                               18


PART II - OTHER INFORMATION                                      18

  Item 1:  Legal Proceedings                                     18

  Item 2:  Unregistered Sales of Equity Securities and
           Use of Proceeds                                       18

  Item 3:  Defaults Upon Senior Securities                       18

  Item 4:  Mine Safety Disclosures                               18

  Item 5:  Other Information                                     18

  Item 6:  Exhibits                                              18



SIGNATURES                                                       19






                               ~~PAGE 3~~
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
=============================
The following financial statements are attached to this report and filed as a Part hereof.

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING SEPTEMBER 30, 2017

                               BALANCE SHEET

                                  ASSETS
CURRENT ASSETS
  PARENT COMPANY ASSETS
     Cash
       Corporate Checking                    $       0
       Corporate Savings                             0
     Treasury Stock (Preferred and Common)      13,995
                                             ---------
     TOTAL PARENT COMPANY ASSETS                           $  13,995

  D/B/A SHOWTIME SPORTS CARE ASSETS
     Cash
       Incoming Checking                     $     732
       Expenditure Checking                  $  10,115
       Savings                               $     786
                                             -----------
                                             $  11,633
                                             ==========
     Websites
       ProSportTips.com                      $   3,000
       ShowtimeSportsCare.com                $   2,500
     Web Marketing
       Xplore Enterprise                     $     596
       Google                                $      15
       KAI Solutions Web Hosting             $     103
     Inventory
       The Touch                             $   2,000
       The Touch-Off Season                  $   2,000
     Posters                                 $     400
     Contracts                               $   1,000
                                             -----------
                                             $  11,614
                                             ===========
     TOTAL SHOWTIME SPORTS CARE ASSETS                     $  23,247
                                                           ===========
TOTAL CURRENT ASSETS                                       $  37,242

                         See Accompanying Notes

                               ~~PAGE 4~~
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                0

STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)           4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
          1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                             831
     Deficits accumulated during
       developmental stage                   (172,247)

TOTAL STOCKHOLDERS' EQUITY                               $  37,242
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         $  37,242
                                                        ===========

























                         See Accompanying Notes

                               ~~PAGE 5~~
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                    FOR PERIOD ENDING SEPTEMBER 30, 2017


                                      SEP 30, 2017        SEP 30, 2016
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                                80                 80
  General                                        0                  0
  D/B/A SHOWTIME SPORTS CARE EXPENSES
     Websites
       ShowtimeSportsCare.com Hosting $        103                  0
     Web Marketing                                              4,000
       Xplore Enterprise              $        596                  0
       Google                         $         15                  0
     Inventory
       The Touch                      $          0              2,000
       The Touch-Off Season           $          0              2,000
       Product Storage                $         37                  0
     Posters                          $          0                400
     Contracts                        $          0              1,000
                                      -------------       ------------
TOTAL EXPENSES                       $         831              9,480
                                      -------------       ------------
NET (LOSS)                           $      (  831)      $    ( 9,480)
                                     ==============      =============

NET (LOSS) PER COMMON SHARE
       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
       Basic and diluted                 1,900,000          1,583,000
                                    ===============     ==============










                         See Accompanying Notes

                                ~~PAGE 6~~
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS (continued)
                  FOR PERIOD ENDING SEPTEMBER 30, 2017


                                       SEP 30, 2017       SEP 30, 2016
                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(     831)          $ ( 32,624)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                    0
    Fair market value of
         services                               0                    0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                        831               32,704
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT SEP 30            $       (737)         $    9,149
                                        ==========         ============











                         See Accompanying Notes

                               ~~PAGE 7~~
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                  FOR PERIOD ENDING SEPTEMBER 30, 2017

                                       SEP 30, 2017       SEP 30, 2016
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (    831)          $ (32,624)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0                   0

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders               831              32,704

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
  OFFICER AND OPERATIONS MGR         $          0            $      0

CASH FLOWS FROM INVESTING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM FINANCING
   ACTIVITIES                        $          0            $      0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT SEP 30, 2017     $    (   737)           $  9,149







                         See Accompanying Notes

                              ~~PAGE 8~~
                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                  FOR PERIOD ENDING SEPTEMBER 30, 2017

                                       SEP 30, 2017       SEP 30, 2016
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                   $    831          $  32,704
                                          =========          =========
























                         See Accompanying Notes

                               ~~PAGE 9~~
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED FINANCIAL STATEMENT
                  FOR PERIOD ENDING SEPTEMBER 30, 2017
                     NOTES TO FINANCIAL STATEMENTS

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

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of September 30, 2017 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from September 30, 2016 to September 30, 2017.

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

NOTE 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors would pay the expenses of the Company up to June 30, 2018, or until the Company can pay its operation costs as determined by the Company's officers and directors.

After June 30, 2018, the Company would reimburse the officers and directors for any direct expenses paid into the Company.

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

2.  Research and Development Implementation
-------------------------------------------
The Company has, through its research and development as of September 30, 2017, developed criteria that gives the Company an advantage, and if such criteria is met, the horse has a 80% chance of earnings over $1 million. The Company did a random sample of stallions in the Blood Horse magazine that had earnings less than $100,000, and found that none of these horses met the Company's criteria for purchase. The Company randomly selected 30 horses that met the Company's criteria, 25 of which had earnings over $1 million. The problem the Company faces is that the Company will only be able to purchase or breed one race horse, given its financial restraints. Thus, there is a good probability that the chosen horse will not run as expected and will be a part of the 17% of horses meeting the Company's criteria, but that did not race well.

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

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on beliefs of the Company's management as well as assumptions made by and


                               ~~PAGE 13~~
information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations will be set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

~Equity Financing~

The Company is 100% financed by the Officers and Directors of the Company, as additional Paid-In-Capital, until such time as proceeds from the sale of the products can cover its operating costs. Currently the Company has $11,633 in various accounts at Wells Fargo Bank, and has $4,000 worth of product inventory at manufacturer's cost, anticipated to sell at a retail value of $50,000. The Company has no debt. The Company's accounts at Wells Fargo include an incoming checking account, an expense checking account, and a savings account. One hundred percent of Showtime Sports Care's products are guaranteed (refundable) for 15 days after purchase. On the sixteenth day after purchase, the funds will be transferred from the incoming checking account to either the savings or the expense checking account. There will always be 100% coverage for refunds on all Showtime Sports Care products sold.




                               ~~PAGE 14~~
~Marketing~

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

The company's future plan of operation as to horses, is to specialize in only the purchase and sale of breeding and racing stallion prospects, as noted above.


                               ~~PAGE 15~~

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

Economies of Scale

~Racing Numbers~

Horse racing numbers depicts the structure of the horse, the degrees and angles of connecting bones and tissues. The Company has developed a prototype race horse that the Company strives to obtain in its race horses. The Company has done breakthrough internal and external analysis giving the percentages (or odds) that a horse can race up to a grade one performance. Over the past 15 years, and the Company racing its own race horses, the Company has perfected the angles and numbers associated with race horse success. However, we don't know what we don't know; while the Company has established its prototype horses on eight different points,


                               ~~PAGE 16~~
there will still be unforeseeable situations that may arise. While the Company has eliminated many of the inferior qualities of the race horses, there are still a percentage of horses that, even if meeting the prototype, will still be unable to perform at a grade-one classical level. Therefore the Company needs to purchase or breed three horses with the prototype racing numbers in order to achieve the highest degree of success.

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





                               ~~PAGE 17~~
Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure Controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II - OTHER INFORMATION

Item 1:  Legal Proceedings
                None

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

         Exhibit 31.2 - Certification of the Acting Chief Financial
                        Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as


                               ~~PAGE 18~~
                        adopted pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002.

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

Nevada Classic Thoroughbreds, Inc.

Dated:  November 19, 2017       By:   /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Accounting Officer
                                   and Acting Chief Financial Officer


                                By:  /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Executive Officer



















                               ~~PAGE 19~~