Form 10-Q
period 2018-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2018-05-21
CIK 1128383

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2018

                    Commission file number: 000-31154

                   NEVADA CLASSIC THOROUGHBREDS, INC.
            (Name of small business issuer in its charter)


              NEVADA                              86-1007952
---------------------------------     ---------------------------------
 State or other jurisdiction of       (IRS Employer Identification No.)
of incorporation or organization


6163 E. Greenway Street, #2                  (480) 890-0678
Mesa, AZ 85205
---------------------------------        ------------------------
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

                         YES                         NO   X

As of March 31, 2018, 1,900,000 shares of the Registrant's Common Stock, par value .001; and 4,000,000 shares of Registrant's Preferred Stock, par value .001, were outstanding.

































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

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING MARCH 31, 2018

                               BALANCE SHEET

                                  ASSETS
CURRENT ASSETS
  PARENT COMPANY ASSETS
     Cash
       Corporate Checking                    $       0
       Corporate Savings                             0
     Treasury Stock (Preferred and Common)      13,995
                                             ---------
     TOTAL PARENT COMPANY ASSETS                           $  13,995

  D/B/A SHOWTIME SPORTS CARE ASSETS
     Cash
       Incoming Checking                     $       0
       Expenditure Checking                  $       0
       Savings                               $  19,320
                                             -----------
                                             $  19,320
                                             ==========
     Websites
       ProSportTips.com                      $   3,000
       ShowtimeSportsCare.com                $   2,500
     Web Marketing
       Xplore Enterprise                     $     298
       Google                                $      15
       KAI Solutions Web Hosting             $      35
     Inventory
       The Touch                             $   2,000
       The Touch-Off Season                  $   2,000
     Posters                                 $     400
     Contracts                               $   1,000
                                             -----------
                                             $  11,248
                                             ===========
     TOTAL SHOWTIME SPORTS CARE ASSETS                     $  30,568
                                                           ===========
TOTAL CURRENT ASSETS                                       $  44,563

                         See Accompanying Notes

                               ~~PAGE 4~~
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                               0

STOCKHOLDERS' EQUITY
     Horse and Ranch Preferred Stock, par value $.001 per share:
       Authorized: 5,000,000 shares:
          (2,500,000 Horse Preferred and
           2,500,000 Ranch Preferred)
       Issued and outstanding: 4,000,000 shares:
          (2,000,000 Horse Preferred and
           2,000,000 Ranch Preferred)           4,000
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
          1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                             440
     Deficits accumulated during
       developmental stage                   (174,043)

TOTAL STOCKHOLDERS' EQUITY                               $  44,563
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         $  44,563
                                                        ===========

























                         See Accompanying Notes

                               ~~PAGE 5~~
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                    FOR PERIOD ENDING MARCH 31, 2018


                                     MAR 31, 2018        MAR 31, 2017
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                                80                 80
General                                          0                  0
     Banking Charges                             0                 28
  D/B/A SHOWTIME SPORTS CARE EXPENSES
     Websites
       ShowtimeSportsCare.com Hosting $         35                 35
     Web Marketing
       Xplore Enterprise              $        298                150
       Google                         $         15                 15
     Inventory
       The Touch                      $          0                  0
       The Touch-Off Season           $          0                  0
       Product Storage                $         12                 12
     Posters                          $          0                  0
     Contracts                        $          0                  0
                                      -------------       ------------
TOTAL EXPENSES                       $         440                320
                                      -------------       ------------
NET (LOSS)                           $      (  440)      $    (  (320)
                                     ==============      =============

NET (LOSS) PER COMMON SHARE
       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============









                         See Accompanying Notes

                                ~~PAGE 6~~
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS (continued)
                  FOR PERIOD ENDING MARCH 31, 2018


                                      MAR 31, 2018        MAR 31, 2017
                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(     440)          $ (      0)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (      0)
    Fair market value of
         services                               0                    0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                        440                  320
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31            $      4,268          $  (   320)
                                        ==========         ============











                         See Accompanying Notes

                               ~~PAGE 7~~
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                  FOR PERIOD ENDING MARCH 31, 2018

                                      MAR 31, 2018       MAR 31, 2017
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (    440)          $ (     0)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (     0)

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders               440                 320

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------


NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
  OFFICER AND OPERATIONS MGR         $          0            $      0

CASH FLOWS FROM INVESTING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM FINANCING
   ACTIVITIES                        $          0            $      0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT MAR 31, 2018     $      4,268          $ (    320)







                         See Accompanying Notes

                              ~~PAGE 8~~
                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                  FOR PERIOD ENDING MARCH 31, 2018

                                      MAR 31, 2018       MAR 31, 2017
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                   $    440          $     320
                                          =========          =========
























                         See Accompanying Notes

                               ~~PAGE 9~~
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED FINANCIAL STATEMENT
                  FOR PERIOD ENDING MARCH 31, 2018
                     NOTES TO FINANCIAL STATEMENTS

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

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of March 31, 2018 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from March 31, 2017 to March 31, 2018.

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

2.  Research and Development Implementation
-------------------------------------------
The Company has, through its research and development as of March 31, 2018, developed criteria that gives the Company an advantage, and if such criteria is met, the horse has a 80% chance of earnings over $1 million. The Company did a random sample of stallions in the Blood Horse magazine that had earnings less than $100,000, and found that none of these horses met the Company's criteria for purchase. The Company randomly selected 30 horses that met the Company's criteria, 25 of which had earnings over $1 million. The problem the Company faces is that the Company will only be able to purchase or breed one race horse, given its financial restraints. Thus, there is a good probability that the chosen horse will not run as expected and will be a part of the 17% of horses meeting the Company's criteria, but that did not race well.

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

~Equity Financing~

The Company is 100% financed by the Officers and Directors of the Company, as additional Paid-In-Capital, until such time as proceeds from the sale of the products can cover its operating costs. Currently the Company has $19,320 in a savings account at Wells Fargo Bank, and has $4,000 worth of product inventory at manufacturer's cost, anticipated to sell at a retail value of $50,000. The Company has no debt. The Company's account at Wells Fargo is a savings account. One hundred percent of Showtime Sports Care's products are guaranteed (refundable) for 15 days after purchase. On the sixteenth day after purchase, the funds will be transferred from the incoming checking account to either the savings or the expense checking account. There will always be 100% coverage for refunds on all Showtime Sports Care products sold.




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

Economies of Scale

~Racing Numbers~

Horse racing numbers depicts the structure of the horse, the degrees and angles of connecting bones and tissues. The Company has developed a prototype race horse that the Company strives to obtain in its race horses. The Company has done breakthrough internal and external analysis giving the percentages (or odds) that a horse can race up to a grade one performance. Over the past 15 years and the Company racing its own race horses, the Company has perfected the angles and numbers associated with race horse success; however, we don't know what we don't know. While the Company has established its prototype horses on eight different points, there will still be unforeseeable situations that may arise. While the


                               ~~PAGE 16~~
Company has eliminated many of the inferior qualities of the race horses, there are still a percentage of horses that, even if meeting the prototype, will still be unable to perform at a grade-one classical level. Therefore the Company needs to purchase or breed three horses with the prototype racing numbers in order to achieve the highest degree of success.

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






                               ~~PAGE 17~~
Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure Controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Nevada Classic Thoroughbreds, Inc.

Dated:  May 21, 2018            By:   /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Accounting Officer
                                   and Acting Chief Financial Officer


                                By:  /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Executive Officer


















                               ~~PAGE 19~~