Form 10-Q
period 2018-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2018-11-20
CIK 1128383

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2018

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

                         YES  X                       NO

---------------------------------------------------------------------------------------------

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

                         YES                         NO   X

As of September 30, 2018, 1,900,000  shares of the Registrant's Common
Stock, par value .001; and  4,000,000 shares of Registrant's Preferred
Stock, par value .001, were outstanding.

                              ~~PAGE 2~~
---------------------------------------------------------------------------------------------

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

                               ~~PAGE 3~~
---------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
=============================
The following financial statements are attached to this report and filed as a Part hereof.

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING SEPTEMBER 30, 2018

                               BALANCE SHEET

                                  ASSETS
CURRENT ASSETS
  PARENT COMPANY ASSETS
     Cash
       Corporate Checking                    $       0
       Corporate Savings                             0
     Treasury Stock (Preferred and Common)      13,995
                                             ---------
     TOTAL PARENT COMPANY ASSETS                           $  13,995

  D/B/A SHOWTIME SPORTS CARE ASSETS
     Cash
       Incoming Checking                     $       0
       Expenditure Checking                  $       0
       Savings                               $  20,079
                                             -----------
                                             $  20,079
                                             ==========
     Websites
       ProSportTips.com                      $   3,000
       ShowtimeSportsCare.com                $   2,500
     Web Marketing
       Xplore Enterprise                     $       0
       Google                                $      15
       KAI Solutions Web Hosting             $       0
     Inventory
       The Touch                             $   2,000
       The Touch-Off Season                  $   2,000
     Posters                                 $     400
     Contracts                               $   1,000
                                             -----------
                                             $  10,915
                                             ===========
     TOTAL SHOWTIME SPORTS CARE ASSETS                     $  30,994
                                                           ===========
TOTAL CURRENT ASSETS                                       $  44,989

                         See Accompanying Notes

                               ~~PAGE 4~~
---------------------------------------------------------------------------------------------

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
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
          1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                              95
     Deficits accumulated during
       developmental stage                   (174,223)

TOTAL STOCKHOLDERS' EQUITY                               $  44,989
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         $  44,989
                                                        ===========

                         See Accompanying Notes

                               ~~PAGE 5~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                    FOR PERIOD ENDING SEPTEMBER 30, 2018

                                     SEP 30, 2018        SEP 30, 2017
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                                80                 80
General                                          0                  0
     Banking Charges                             0                  0
  D/B/A SHOWTIME SPORTS CARE EXPENSES
     Websites
       ShowtimeSportsCare.com Hosting $          0                103
     Web Marketing
       Xplore Enterprise              $          0                596
       Google                         $         15                 15
     Inventory
       The Touch                      $          0                  0
       The Touch-Off Season           $          0                  0
       Product Storage                $          0                 37
     Posters                          $          0                  0
     Contracts                        $          0                  0
                                      -------------       ------------
TOTAL EXPENSES                       $          95                831
                                      -------------       ------------
NET (LOSS)                           $      (95)      $    (  (320)
                                     ==============      =============

NET (LOSS) PER COMMON SHARE
       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============

                         See Accompanying Notes

                                ~~PAGE 6~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS (continued)
                  FOR PERIOD ENDING SEPTEMBER 30, 2018

                                      SEP 30, 2018        SEP 30, 2017
                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(95)          $ (831)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)
    Fair market value of
         services                               0                    0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                         95                  831
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT SEP 30            $        759          $  (737)
                                        ==========         ============

                         See Accompanying Notes

                               ~~PAGE 7~~
---------------------------------------------------------------------------------------------
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                  FOR PERIOD ENDING SEPTEMBER 30, 2018

                                      SEP 30, 2018       SEP 30, 2017
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (95)          $ (831)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders                95                 831

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
  OFFICER AND OPERATIONS MGR         $          0            $      0

CASH FLOWS FROM INVESTING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM FINANCING
   ACTIVITIES                        $          0            $      0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT SEP 30, 2018     $        759          $ (737)

                         See Accompanying Notes

                              ~~PAGE 8~~
---------------------------------------------------------------------------------------------

                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                  FOR PERIOD ENDING SEPTEMBER 30, 2018

                                      SEP 30, 2018       SEP 30, 2017
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                   $     95          $     831
                                          =========          =========

                         See Accompanying Notes

                               ~~PAGE 9~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED FINANCIAL STATEMENT
                  FOR PERIOD ENDING SEPTEMBER 30, 2018
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

                               ~~PAGE 10~~
---------------------------------------------------------------------------------------------

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

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of September 30, 2018 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the
Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from September 30, 2017 to September
30, 2018.

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

                               ~~PAGE 11~~
---------------------------------------------------------------------------------------------

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

NOTE 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors would pay the expenses of the Company up to June 30, 2019, or until the Company can pay its operation costs as determined by the Company's officers and directors.

After June 30, 2019, the Company would reimburse the officers and directors for any direct expenses paid into the Company.

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
The trainers, groomers, and all those employed in handling of the race

                               ~~PAGE 12~~
---------------------------------------------------------------------------------------------

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

                               ~~PAGE 13~~
---------------------------------------------------------------------------------------------

information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate,"
"intend," "expect," "plan," "predict," "may," "should," "will," the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations will be set forth in the Company's Annual Report on Form 10-
K for the fiscal year ended June 30, 2019.

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

~Equity Financing~

The Company is 100% financed by the Officers and Directors of the
Company, as additional Paid-In-Capital, until such time as proceeds from the sale of the products can cover its operating costs. Currently the
Company has $20,079 in a savings account at Wells Fargo Bank, and has
$4,000 worth of product inventory at manufacturer's cost, anticipated to sell at a retail value of $50,000. The Company has no debt.  The
Company's account at Wells Fargo is a savings account. One hundred percent of Showtime Sports Care's products are guaranteed (refundable)
for 15 days after purchase. On the sixteenth day after purchase, the funds will be transferred from the incoming checking account to either the savings or the expense checking account. There will always be 100%
coverage for refunds on all Showtime Sports Care products sold.

                               ~~PAGE 14~~
---------------------------------------------------------------------------------------------

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

                               ~~PAGE 15~~
---------------------------------------------------------------------------------------------

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

                               ~~PAGE 16~~
---------------------------------------------------------------------------------------------

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

                               ~~PAGE 17~~
---------------------------------------------------------------------------------------------

Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our management has evaluated, with the participation of our Chief
Executive Officer and Chief Financial Officer, the effectiveness of our disclosure Controls and procedures (as defined in rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934, as amended) as of
September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting.

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

                               ~~PAGE 18~~
---------------------------------------------------------------------------------------------

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

Nevada Classic Thoroughbreds, Inc.

Dated:  November 20, 2018       By:   /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Accounting Officer
                                   and Acting Chief Financial Officer

                                By:  /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Executive Officer

                               ~~PAGE 19~~