Form 10-Q
period 2018-12-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2019-02-11
CIK 1128383

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2018

                    Commission file number: 000-31154

                   NEVADA CLASSIC THOROUGHBREDS, INC.
            (Name of small business issuer in its charter)

              NEVADA                              86-1007952
---------------------------------     ---------------------------------
 State or other jurisdiction of       (IRS Employer Identification No.)
of incorporation or organization

4604 E. Contessa Street                        (480) 246-4306
Mesa, AZ 85205
---------------------------------        ------------------------
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

                         YES                         NO   X

As of December 31, 2018, 1,900,000  shares of the Registrant's Common
Stock, par value .001; and  4,000,000 shares of Registrant's Preferred
Stock, par value .001, were outstanding.

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

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING DECEMBER 31, 2018

                               BALANCE SHEET

                                  ASSETS
CURRENT ASSETS
  PARENT COMPANY ASSETS
     Cash
       Corporate Checking                    $       0
       Corporate Savings                             0
     Treasury Stock (Preferred and Common)      13,995
                                             ---------
     TOTAL PARENT COMPANY ASSETS                           $  13,995

  D/B/A SHOWTIME SPORTS CARE ASSETS
     Cash
       Incoming Checking                     $       0
       Expenditure Checking                  $       0
       Savings                               $  25,002
                                             -----------
                                             $  25,002
                                             ==========
     Websites
       ProSportTips.com                      $   3,000
       ShowtimeSportsCare.com                $   2,500
     Web Marketing
       Xplore Enterprise                     $       0
       Google                                $      15
       KAI Solutions Web Hosting             $       0
     Inventory
       The Touch                             $   2,000
       The Touch-Off Season                  $   2,000
     Posters                                 $     400
     Contracts                               $   1,000
                                             -----------
                                             $  10,915
                                             ===========
     TOTAL SHOWTIME SPORTS CARE ASSETS                     $  35,917
                                                           ===========
TOTAL CURRENT ASSETS                                       $  49,912

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
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
          1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                             820
     Deficits accumulated during
       developmental stage                   (175,043)

TOTAL STOCKHOLDERS' EQUITY                               $  49,912
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         $  49,912
                                                        ===========

                         See Accompanying Notes

                               ~~PAGE 5~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                    FOR PERIOD ENDING DECEMBER 31, 2018

                                     DEC 31, 2018        DEC 31, 2017
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                               805                800
General                                          0                  0
     Banking Charges                             0                  0
  D/B/A SHOWTIME SPORTS CARE EXPENSES
     Websites
       ShowtimeSportsCare.com Hosting $          0                 69
     Web Marketing
       Xplore Enterprise              $          0                447
       Google                         $         15                 15
     Inventory
       The Touch                      $          0                  0
       The Touch-Off Season           $          0                  0
       Product Storage                $          0                 25
     Posters                          $          0                  0
     Contracts                        $          0                  0
                                      -------------       ------------
TOTAL EXPENSES                       $         820              1,356
                                      -------------       ------------
NET (LOSS)                           $      (820)      $    (1,356)
                                     ==============      =============

NET (LOSS) PER COMMON SHARE
       Basic and diluted             $       ( .00)     $       ( .00)
                                     ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
       Basic and diluted                 1,900,000          1,900,000
                                    ===============     ==============

                         See Accompanying Notes

                                ~~PAGE 6~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS (continued)
                  FOR PERIOD ENDING DECEMBER 31, 2018

                                      DEC 31, 2018        DEC 31, 2017
                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(820)          $ (1,356)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)
    Fair market value of
         services                               0                    0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                        820                1,356
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                     $          0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT DEC 31            $      4,923          $    3,419
                                        ==========         ============

                         See Accompanying Notes

                               ~~PAGE 7~~
---------------------------------------------------------------------------------------------
                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                  FOR PERIOD ENDING DECEMBER 31, 2018

                                      DEC 31, 2018       DEC 31, 2017
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (820)          $ (1,356)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders               820               1,356

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
  OFFICER AND OPERATIONS MGR         $          0            $      0

CASH FLOWS FROM INVESTING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM FINANCING
   ACTIVITIES                        $          0            $      0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT DEC 31, 2018     $      4,923          $    3,419

                         See Accompanying Notes

                              ~~PAGE 8~~
---------------------------------------------------------------------------------------------
                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                  FOR PERIOD ENDING DECEMBER 31, 2018

                                      DEC 31, 2018       DEC 31, 2017
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                   $    820          $   1,356
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
                  FOR PERIOD ENDING DECEMBER 31, 2018
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

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of December 31, 2018 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the
Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from December 31, 2017 to December
31, 2018.

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

~Equity Financing~

The Company is 100% financed by the Officers and Directors of the
Company, as additional Paid-In-Capital, until such time as proceeds from the sale of the products can cover its operating costs. Currently the
Company has $25,002 in a savings account at Wells Fargo Bank, and has
$4,000 worth of product inventory at manufacturer's cost, anticipated to sell at a retail value of $50,000. The Company has no debt.  The
Company's account at Wells Fargo is a savings account. One hundred percent of Showtime Sports Care's products are guaranteed (refundable)
for 15 days after purchase. On the sixteenth day after purchase, the funds will be transferred from the incoming checking account to either the savings or the expense checking account. There will always be 100%
coverage for refunds on all Showtime Sports Care products sold.

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

Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our management has evaluated, with the participation of our Chief
Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934, as amended) as of
December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting.

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

Nevada Classic Thoroughbreds, Inc.

Dated:  February 10, 2019       By:   /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Accounting Officer
                                   and Acting Chief Financial Officer

                                By:  /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Executive Officer

                               ~~PAGE 19~~