Form 10-Q
period 2019-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2019-05-20
CIK 1128383

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2019

                    Commission file number: 000-31154

                   NEVADA CLASSIC THOROUGHBREDS, INC.
            (Name of small business issuer in its charter)

              NEVADA                             86-1007952
---------------------------------     ---------------------------------
 State or other jurisdiction of       (IRS Employer Identification No.)
of incorporation or organization

4604 E. Contessa Street                       (480) 246-4306
Mesa, AZ 85205
---------------------------------     ---------------------------------
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

                         YES                         NO   X

As of March 31, 2019, 1,900,000  shares of the Registrant's Common
Stock, par value .001; and  4,000,000 shares of Registrant's Preferred
Stock, par value .001, were outstanding.

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

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING MARCH 31, 2019

                               BALANCE SHEET

                                  ASSETS
CURRENT ASSETS
  PARENT COMPANY ASSETS
     Cash
       Corporate Checking                    $  16,872
     Treasury Stock (Preferred and Common)      13,995
     Thoroughbred Filly ('Klue')                 8,131
                                             ---------
     TOTAL PARENT COMPANY ASSETS                           $  38,998

  D/B/A SHOWTIME SPORTS CARE ASSETS
     Cash
       Checking                              $       0
       Savings                               $       0
                                             -----------
                                             $       0
                                             ==========
     Websites
       ProSportTips.com                      $   3,000
       ShowtimeSportsCare.com                $   2,500
     Web Marketing
       Xplore Enterprise                     $       0
       Google                                $      15
       KAI Solutions Web Hosting             $       0
     Inventory
       The Touch                             $   2,000
       The Touch-Off Season                  $   2,000
     Posters                                 $     400
     Contracts                               $   1,000
                                             -----------
                                             $  10,915
                                             ===========
     TOTAL SHOWTIME SPORTS CARE ASSETS                     $  10,915
                                                           ===========
TOTAL CURRENT ASSETS                                       $  49,913

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
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
          1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                              95
     Deficits accumulated during
       developmental stage                   (175,138)

TOTAL STOCKHOLDERS' EQUITY                               $  49,913
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  49,913
                                                        ===========

                         See Accompanying Notes

                               ~~PAGE 5~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                    FOR PERIOD ENDING MARCH 31, 2019

                                     MAR 31, 2019        MAR 31, 2018
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                                80                 80
General                                          0                  0
     Banking Charges                             0                  0
  D/B/A SHOWTIME SPORTS CARE EXPENSES
     Websites
       ShowtimeSportsCare.com Hosting $          0                 35
     Web Marketing
       Xplore Enterprise              $          0                298
       Google                         $         15                 15
     Inventory
       The Touch                      $          0                  0
       The Touch-Off Season           $          0                  0
       Product Storage                $          0                 12
     Posters                          $          0                  0
     Contracts                        $          0                  0
                                      -------------       ------------
TOTAL EXPENSES                       $          95                440
                                      -------------       ------------
NET (LOSS)                           $      (95)      $    (440)
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
                                    ===============     ==============

                         See Accompanying Notes

                                ~~PAGE 6~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS (continued)
                    FOR PERIOD ENDING MARCH 31, 2019

                                      MAR 31, 2019        MAR 31, 2018
                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(95)          $ (440)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                         95                 440
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                       $        0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31              $(8,131)         $    4,268
                                        ==========         ============

                         See Accompanying Notes

                               ~~PAGE 7~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                    FOR PERIOD ENDING MARCH 31, 2019

                                      MAR 31, 2019       MAR 31, 2018
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (95)          $ (440)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders                95                 440

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
  OFFICER AND OPERATIONS MGR         $          0            $      0

CASH FLOWS FROM INVESTING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM FINANCING
   ACTIVITIES                        $          0            $      0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT MAR 31, 2019     $    (8,131)          $    4,268

                         See Accompanying Notes

                              ~~PAGE 8~~
---------------------------------------------------------------------------------------------

                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                    FOR PERIOD ENDING MARCH 31, 2019

                                      MAR 31, 2019       MAR 31, 2018
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                   $     95          $     440
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
                    FOR PERIOD ENDING MARCH 31, 2019
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

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of March 31, 2019 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the
Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from March 31, 2018 to March 31,
2019.

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

2.  Research and Development Implementation
-------------------------------------------
The Company has, through its research and development as of March 31,
2019, developed criteria that gives the Company an advantage, and if such criteria is met, the horse has a 80% chance of earnings over $1 million.
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

HORSES

The Company in its developmental stage is now revising its analysis of the prospective mares for purchase.

The Company has elected to purchase racing fillies and develop them into breeding mares, as its primary function. This function is the heart of the thoroughbred industry, where the most expensive horses are bought and sold, and thus, the most important sector of the thoroughbred industry for profit to the Company. If the analysis of the prospective mares is reasonably accurate, then the Company believes that it has the ability to purchase top breeding and racing stallion prospects at a fraction of the cost of producing and maintaining breeding stock to potentially accomplish the same purpose. It appears obvious that, as long as the Company enjoys its PGMRN advantage, that of identifying potential top breeding and racing fillies, mares, colts and stallions, it can produce these prospects at a much lower price than it can purchase them at this point in time. Therefore, the Company is going to specialize in selecting these prospects until such time as it is more economical to purchase such horses.
Having the ability to produce breeding and racing prospects at a substantially lower price than it would cost to purchase them, is a substantial benefit to the Company.

                               ~~PAGE 15~~
---------------------------------------------------------------------------------------------

RESULT OF OPERATION

Power Genetics Mathematical Racing Numbers(tm) (PGMRN)
------------------------------------------------------

The minimum objective of the racing and breeding of prospects is to produce race horses that win graded-stakes races. The maximum the
Company is hoping for is that the horses can compete and win in the classic races.

The Company's PGMRN is the Company's tool used to evaluate the potential of the racing and breeding ability of its race horses. This is the
Company's proprietary information. These indexes are, as far as the
Company understands, on the cutting edge of the horse industry, and very little data can be found elsewhere in the industry. Therefore, there are uncertainties involved in these Power Numbers. Specifically, will the
Company's colts' and fillies' Power Numbers as the colts and fillies reach maturity and racing age stay the same, increase or decrease? And exactly how accurate are the Company's Power Numbers which will need further analysis of a controlled and uncontrolled class of horses further than the Company has been able to develop at the present.

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

Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our management has evaluated, with the participation of our Chief
Executive Officer and Chief Financial Officer, the effectiveness of our disclosure Controls and procedures (as defined in rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934, as amended) as of
March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting.

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

Nevada Classic Thoroughbreds, Inc.

Dated:  May 20, 2019            By:   /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Accounting Officer
                                   and Acting Chief Financial Officer

                                By:  /s/ Brad Brimhall
                                ----------------------------------
                                Brad Brimhall
                                Chief Executive Officer

                               ~~PAGE 19~~