Form 10-Q
period 2020-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2020-05-19
CIK 1128383

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2020

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

                         YES                         NO   X

As of March 31, 2020, 1,900,000  shares of the Registrant's Common
Stock, par value .001; and  4,000,000 shares of Registrant's Preferred
Stock, par value .001, were outstanding.

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

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                       FOR PERIOD ENDING March 31,2020
                               BALANCE SHEET

                                  ASSETS
CURRENT ASSETS
  PARENT COMPANY ASSETS
     Cash
       Corporate Checking                    $  13,509
     Treasury Stock (Preferred and Common)      13,995
     Thoroughbred Filly Klumein ("Klue")        11,982
                                             ---------
     TOTAL PARENT COMPANY ASSETS                           $  39,486

  D/B/A SHOWTIME SPORTS CARE ASSETS
     Cash
       Checking                              $       0
       Savings                               $       0
                                             -----------
                                             $       0
                                             ==========
     Websites
       ProSportTips.com                      $   3,000
       ShowtimeSportsCare.com                $   2,500
     Web Marketing
       Xplore Enterprise                     $       0
       Google                                $       0
       KAI Solutions Web Hosting             $       0
     Inventory
       The Touch                             $   2,000
       The Touch-Off Season                  $   2,000
     Posters                                 $     400
     Contracts                               $   1,000
                                             -----------
                                             $  10,900
                                             ===========
     TOTAL SHOWTIME SPORTS CARE ASSETS                     $  10,900
                                                           ===========
TOTAL CURRENT ASSETS                                       $  50,386

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
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
          1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                             425
     Deficits accumulated during
       developmental stage                   (187,383)

TOTAL STOCKHOLDERS' EQUITY                               $  50,386
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  50,386
                                                        ===========

                         See Accompanying Notes

                               ~~PAGE 5~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                    FOR PERIOD ENDING MARCH 31, 2020

                                     MAR 31, 2020        MAR 31, 2019
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                                 0                 80
General                                          0                  0
     Banking Charges                             0                  0
     Filly - Klumein                           425                  0
  D/B/A SHOWTIME SPORTS CARE EXPENSES
     Websites
       ShowtimeSportsCare.com Hosting $          0                  0
     Web Marketing
       Xplore Enterprise              $          0                  0
       Google                         $          0                 15
     Inventory
       The Touch                      $          0                  0
       The Touch-Off Season           $          0                  0
       Product Storage                $          0                  0
     Posters                          $          0                  0
     Contracts                        $          0                  0
                                      -------------       ------------
TOTAL EXPENSES                       $         425                 95
                                      -------------       ------------
NET (LOSS)                           $      (425)      $    (95)
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
                                    ===============     ==============

                         See Accompanying Notes

                                ~~PAGE 6~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS (continued)
                    FOR PERIOD ENDING MARCH 31, 2020

                                      MAR 31, 2020        MAR 31, 2019
                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(425)          $ (95)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                        425                  95
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                       $        0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31              $(725)         $   (8,131)
                                        ==========         ============

                         See Accompanying Notes

                               ~~PAGE 7~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                    FOR PERIOD ENDING MARCH 31, 2020

                                      MAR 31, 2020       MAR 31, 2019
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (425)          $ (95)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders               425                  95

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
  OFFICER AND OPERATIONS MGR         $          0            $      0

CASH FLOWS FROM INVESTING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM FINANCING
   ACTIVITIES                        $          0            $      0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT MAR 31, 2020     $     (425)          $  (8,131)

                         See Accompanying Notes

                              ~~PAGE 8~~
---------------------------------------------------------------------------------------------

                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                    FOR PERIOD ENDING MARCH 31, 2020

                                      MAR 31, 2020       MAR 31, 2019
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                   $    425          $      95
                                          =========          =========

                         See Accompanying Notes

                               ~~PAGE 9~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED FINANCIAL STATEMENT
                    FOR PERIOD ENDING MARCH  31, 2020
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

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of March 31, 2020 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the
Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from March 31, 2019 to March
31, 2020.

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

2.  Research and Development Implementation
-------------------------------------------
The Company has, through its research and development as of March 31, 2020, developed criteria that gives the Company an advantage, and if such criteria is met, the horse has a 80% chance of earnings over $1 million.
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

Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company's management has evaluated, with the participation of its
Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure Controls and procedures (as defined in rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934, as amended) as of
March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting.

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

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, and the Financial Statements of an Inactive Registrant pursuant to
Regulation 17 CFR 210.3-11, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Nevada Classic Thoroughbreds, Inc.

Dated:  May 18, 2020       By:   /s/ Pamela Brimhall
                                ----------------------------------
                                Pamela Brimhall
                                Chief Accounting Officer
                                   and Acting Chief Financial Officer

                                By:  /s/ Pamela Brimhall
                                ----------------------------------
                                Pamela Brimhall
                                Chief Executive Officer

                               ~~PAGE 19~~