Form 10-Q
period 2021-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2021-05-17
CIK 1128383

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2021

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

                         YES                         NO   X

As of March 31, 2021, 1,900,000  shares of the Registrant's Common
Stock, par value .001; and  4,000,000 shares of Registrant's Preferred
Stock, par value .001, were outstanding.

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

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING MARCH 31, 2021
                               BALANCE SHEET

                                  ASSETS
CURRENT ASSETS
  PARENT COMPANY ASSETS
     Cash
       Corporate Checking                    $   6,939
     Treasury Stock (Preferred and Common)      13,995
     Thoroughbred Filly Klumein ("Klu")              0
                                             ---------
     TOTAL PARENT COMPANY ASSETS                           $  20,934

  D/B/A SHOWTIME SPORTS CARE ASSETS
     Cash
       Checking                              $       0
       Savings                               $       0
                                             -----------
                                             $       0
                                             ==========
     Websites
       ProSportTips.com                      $   3,000
       ShowtimeSportsCare.com                $   2,500
     Web Marketing
       Xplore Enterprise                     $       0
       Google                                $       0
       KAI Solutions Web Hosting             $       0
     Inventory                               $       0
     Posters                                 $       0
     Contracts                               $       0
                                             -----------
                                             $   5,500
                                             ===========
     TOTAL SHOWTIME SPORTS CARE ASSETS                     $   5,500
                                                           ===========
TOTAL CURRENT ASSETS                                       $  26,434

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
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
          1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                           1,095
     Deficits accumulated during
       developmental stage                   (197,568)

TOTAL STOCKHOLDERS' EQUITY                               $  57,796
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  57,796
                                                        ===========

                         See Accompanying Notes

                               ~~PAGE 5~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                  FOR PERIOD ENDING MARCH 31, 2021

                                      MAR 31, 2021        MAR 31, 2020
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                                 0                  0
General                                          0                  0
     Banking Charges                             0                  0
     Filly - Klumein                         1,095                425
  D/B/A SHOWTIME SPORTS CARE EXPENSES
     Websites
       ShowtimeSportsCare.com Hosting $          0                  0
     Web Marketing
       Xplore Enterprise              $          0                  0
       Google                         $          0                  0
     Inventory
       The Touch                      $          0                  0
       The Touch-Off Season           $          0                  0
       Product Storage                $          0                  0
     Posters                          $          0                  0
     Contracts                        $          0                  0
                                      -------------       ------------
TOTAL EXPENSES                       $       1,095                425
                                      -------------       ------------
NET (LOSS)                           $      (1,095)      $     (425)
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
                                    ===============     ==============

                         See Accompanying Notes

                                ~~PAGE 6~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATIONS (continued)
                  FOR PERIOD ENDING MARCH 31, 2021

                                       MAR 31, 2021         MAR 31, 2020
                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(1,095)          $ (425)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)
    Fair market value of
         services                               0                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                      1,095                 425
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                       $        0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31              $    2,405         $ (725)
                                        ==========         ============

                         See Accompanying Notes

                               ~~PAGE 7~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                  FOR PERIOD ENDING MARCH 31, 2021

                                       MAR 31, 2021       MAR 31, 2020
                                    ------------------   --------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (1,095)          $(425)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)

    Fair market value of
         services                               0                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders             1,095                 425

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
  OFFICER AND OPERATIONS MGR         $          0            $      0

CASH FLOWS FROM INVESTING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM FINANCING
   ACTIVITIES                        $          0            $      0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT MAR 31, 2021     $      2,405           $  (425)

                         See Accompanying Notes

                              ~~PAGE 8~~
---------------------------------------------------------------------------------------------

                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                   FOR PERIOD ENDING MARCH 31, 2021

                                       MAR 31, 2021       MAR 31, 2020
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                   $  1,095          $     425
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
                  FOR PERIOD ENDING MARCH 31, 2021
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

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of March 31, 2021 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the
Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from March 31, 2020 to March 31, 2021.

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

2.  Research and Development Implementation
-------------------------------------------
The Company has, through its research and development as of March 31, 2021, developed criteria that gives the Company an advantage, and if such criteria is met, the horse has a 80% chance of earnings over $1 million.
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

D/B/A SHOWTIME SPORTS CARE

While the officers and directors of the Company are highly educated in corporate management, and while the Company has no debt, the Company intends to rely on the sale of Showtime Sports Care's inventory of products to produce a revenue flow as well as funding for Horse Racing endeavors. Avon, NuSkin, ReLive and similar companies are all competitors of Showtime Sports Care. The Company believes that the quality of Showtime Sports Care's products will be paramount in the ongoing sales of its products. There is a risk that the competition squeezes Showtime Sports Care out of the market and provides better products at more competitive prices. Showtime Sports Care currently has no active inventory due to the expiration dates of its previous inventory; however, the Company intends to renew Showtime
Sports Care's inventory in the near future, but no time line for renewing its product inventory has been set.

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
Other products will follow as testing and demand occurs. The Company expects to renew its inventory of these two products in the near future, but no time line is yet available.

~Equity Financing~

The Company is 100% financed by the Officers and Directors of the
Company, as additional Paid-In-Capital, until such time as proceeds from the sale of the products can cover its operating costs. Currently the
Company has $6,939 in its bank accounts, and has no current product inventory. The Company expects to renew its inventory at manufacturer's cost, anticipated to sell at a retail value of $50,000. The Company has no debt.  One hundred percent of Showtime Sports Care's products are guaranteed (refundable) for 15 days after purchase. There will always be 100% coverage for refunds on all Showtime Sports Care products sold.

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

HORSES

The Company in its developmental stage is now revising its analysis of the prospective mares and/or stallioins for purchase.

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

Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company's management has evaluated, with the participation of its
Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure Controls and procedures (as defined in rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934, as amended) as of
March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting.

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

Nevada Classic Thoroughbreds, Inc.

Dated:  May 15, 2021       By:   /s/ Pamela Brimhall
                                ----------------------------------
                                Pamela Brimhall
                                Chief Accounting Officer
                                   and Acting Chief Financial Officer

                                By:  /s/ Pamela Brimhall
                                ----------------------------------
                                Pamela Brimhall
                                Chief Executive Officer

                               ~~PAGE 19~~