Form 10-Q
period 2022-03-31
NEVADA CLASSIC THOROUGHBREDS INC
filed 2022-05-16
CIK 1128383

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2022

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

                         YES                         NO   X

As of March 31, 2022, 1,900,000 shares of the Registrant's Common
Stock, par value .001; and  4,000,000 shares of Registrant's Preferred
Stock, par value .001, were outstanding.

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
                     FOR PERIOD ENDING MARCH 31, 2022
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
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
          1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                              80
     Deficits accumulated during
       developmental stage                   (198,707)

TOTAL STOCKHOLDERS' EQUITY                               $  27,333
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  27,333
                                                        ===========

                         See Accompanying Notes

                               ~~PAGE 5~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                  FOR PERIOD ENDING MARCH 31, 2022

                                     MAR 31, 2022        MAR 31, 2021
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                                80                  0
General                                          0                  0
     Banking Charges                             0                  0
     Filly - Klumein                             0              1,095
  D/B/A Showtime Sports Care
     Websites
       ProSportTips.com                          0                  0
       ShowtimeSportsCare.com         $          0                  0

                                      -------------       ------------
TOTAL EXPENSES                       $          80              1,095
                                      -------------       ------------
NET (LOSS)                           $      (80)      $    (1,095)
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
                                    ===============     ==============

                         See Accompanying Notes

                                ~~PAGE 6~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATIONS (continued)
                  FOR PERIOD ENDING MARCH 31, 2022

                                      MAR 31, 2022        MAR 31, 2021
                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(0)          $ (1,095)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)
    Fair market value of
         services                              80                   0
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                         80               1,095
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                       $        0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT MAR 31              $(0)         $(2,405)
                                        ==========         ============

                         See Accompanying Notes

                               ~~PAGE 7~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                  FOR PERIOD ENDING MARCH 31, 2022

                                       MAR 31, 2022       MAR 31, 2021
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (0)         $  (1,095)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)

    Fair market value of
         services                              80                   0

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders                80               1,095

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
  OFFICER AND OPERATIONS MGR         $          0            $      0

CASH FLOWS FROM INVESTING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM FINANCING
   ACTIVITIES                        $          0            $      0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT MAR 31, 2022     $     (0)           $  2,405

                         See Accompanying Notes

                              ~~PAGE 8~~
---------------------------------------------------------------------------------------------

                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                   FOR PERIOD ENDING MARCH 31, 2022

                                       MAR 31, 2022       MAR 31, 2021
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
                                          =========          =========

   Increase in paid in capital
    in excess of par value of stock
    for payment of expenses
    paid by stockholders                   $     80          $   1,095
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
                  FOR PERIOD ENDING MARCH 31, 2022
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

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of March 31, 2022 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the
Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from March 31, 2021 to March 31, 2022.

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

2.  Research and Development Implementation
-------------------------------------------
The Company has, through its research and development as of March 31, 2022, developed criteria that gives the Company an advantage, and if such criteria is met, the horse has a 80% chance of earnings over $1 million.
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

~Equity Financing~

The Company is 100% financed by the Officers and Directors of the
Company, as additional Paid-In-Capital, until such time as proceeds from the sale of the products can cover its operating costs. Currently the
Company has no current product inventory. The Company expects to renew its inventory at manufacturer's cost, anticipated to sell at a retail value of $50,000. The Company has no debt.  One hundred percent of
Showtime Sports Care's products will be guaranteed (refundable) for 15 days after purchase. There will always be 100% coverage for refunds on all Showtime Sports Care products sold.

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

The company's PGMRN is the company's tool used to evaluate the potential of the racing and breeding ability of its race horses. This is the company's proprietary information. These indexes are, as far as the company understands, on the cutting edge of the horse industry, and very little data can be found elsewhere in the industry. Therefore, there are uncertainties involved in these Power Numbers. Specifically, will the company's colts' and fillies' Power Numbers as the colts and fillies reach maturity and racing age stay the same, increase or decrease? And exactly how accurate are the company's Power Numbers which will need further analysis of a controlled and uncontrolled class of horses further than the company has been able to develop at the present?

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

Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company's management has evaluated, with the participation of its
Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure Controls and procedures (as defined in rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934, as amended) as of
March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting.

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

Nevada Classic Thoroughbreds, Inc.

Dated:  May 15, 2022       By:   /s/ Pamela Brimhall
                                ----------------------------------
                                Pamela Brimhall
                                Chief Accounting Officer
                                   and Acting Chief Financial Officer

                                By:  /s/ Pamela Brimhall
                                ----------------------------------
                                Pamela Brimhall
                                Chief Executive Officer

                               ~~PAGE 19~~