Form 10-Q
period 2022-09-30
NEVADA CLASSIC THOROUGHBREDS INC
filed 2022-11-15
CIK 1128383

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2022

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

                         YES                         NO   X

As of September 30, 2022, 1,900,000 shares of the Registrant's Common
Stock, par value .001; and  4,000,000 shares of Registrant's Preferred
Stock, par value .001, were outstanding.

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

                     NEVADA CLASSIC THOROUGHBREDS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED FINANCIAL STATEMENT
                     FOR PERIOD ENDING SEPTEMBER 30, 2022
                               BALANCE SHEET

                                  ASSETS
CURRENT ASSETS
  PARENT COMPANY ASSETS
     Cash
       Corporate Checking                    $   6,100
     Treasury Stock (Preferred and Common)      13,995
                                             ---------
     TOTAL PARENT COMPANY ASSETS                           $  20,095

  D/B/A SHOWTIME SPORTS CARE ASSETS
     Cash
       Checking                              $       0
       Savings                               $       0
                                             -----------
                                             $       0
                                             ==========
     Websites
       ProSportTips.com                      $   3,000
       ShowtimeSportsCare.com                $   2,500
     Web Marketing
       Xplore Enterprise                     $       0
       Google                                $       0
       KAI Solutions Web Hosting             $       0
     Inventory
       The Touch                             $       0
       The Touch-Off Season                  $       0
     Posters                                 $       0
     Contracts                               $       0
                                             -----------
                                             $    5,500
                                             ===========
     TOTAL SHOWTIME SPORTS CARE ASSETS                     $   5,500
                                                           ===========
TOTAL CURRENT ASSETS                                       $  25,595

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
     Common stock, par value $.001 per share:
       Authorized 5,000,000 shares
          1,900,000 shares issued & outstanding 1,900
     Paid-In capital in excess of par
       value of stock                              80
     Deficits accumulated during
       developmental stage                   (198,887)

TOTAL STOCKHOLDERS' EQUITY                               $  25,675
                                                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  25,675
                                                        ===========

                         See Accompanying Notes

                               ~~PAGE 5~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                  FOR PERIOD ENDING SEPTEMBER 30, 2022

                                     SEP 30, 2022        SEP 30, 2021
                                    ---------------      -------------

REVENUE                              $           0       $          0

EXPENSES
  Development costs                              0                  0
  Administrative                                80                 80
General                                          0                  0
     Banking Charges                             0                  0
     Filly - Klumein                             0                  0
  D/B/A Showtime Sports Care
     Websites
       ProSportTips.com                          0                  0
       ShowtimeSportsCare.com         $          0                  0

                                      -------------       ------------
TOTAL EXPENSES                       $          80                 80
                                      -------------       ------------
NET (LOSS)                           $      (80)      $    (80)
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
                                    ===============     ==============

                         See Accompanying Notes

                                ~~PAGE 6~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF OPERATIONS (continued)
                  FOR PERIOD ENDING SEPTEMBER 30, 2022

                                      SEP 30, 2022        SEP 30, 2021
                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                         $(80)          $ (80)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)
    Fair market value of
         services                              80                  80
    Increase in paid in capital
       in excess of par value
       for payment of expenses
       by stockholders                         80                  80
    Changes in operating
       assets and liabilities:
         Accounts payable                       0                   0
                                        -----------        -----------

CASH PROVIDED BY LONG-TERM
   NOTES PAYABLE                       $        0           $       0

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM INVESTING
   ACTIVITIES                                   0                   0

CASH FLOWS FROM FINANCING
   ACTIVITIES                                   0                   0
                                        ----------         ------------
NET INCREASE (DECREASE)IN CASH AND
   CASH BALANCE AT SEP 30              $(0)         $(0)
                                        ==========         ============

                         See Accompanying Notes

                               ~~PAGE 7~~
---------------------------------------------------------------------------------------------

                   NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                  FOR PERIOD ENDING SEPTEMBER 30, 2022

                                       SEP 30, 2022       SEP 30, 2021
                                    ------------------   -------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net (loss)                      $    (0)         $  (0)
    Adjustments to reconcile
      net (loss) to net cash
      provided by operating
      activities                                0             (0)

    Fair market value of
         services                              80                  80

    Increase in paid in capital
       in excess of par value of
       stock for payment of
       expenses by stockholders                80                  80

  Changes in operating
    assets and liabilities:
      Accounts payable                          0                   0
                                    --------------         -----------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM LOANS BY PRINCIPAL
  OFFICER AND OPERATIONS MGR         $          0            $      0

CASH FLOWS FROM INVESTING
   ACTIVITIES                        $          0            $      0

CASH FLOWS FROM FINANCING
   ACTIVITIES                        $          0            $      0

NET INCREASE (DECREASE) IN CASH
AND CASH BALANCE AT SEP 30, 2022     $     (0)           $      0

                         See Accompanying Notes

                              ~~PAGE 8~~
---------------------------------------------------------------------------------------------

                    NEVADA CLASSIC THOROUGHBREDS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS (continued)
                   FOR PERIOD ENDING SEPTEMBER 30, 2022

                                       SEP 30, 2022       SEP 30, 2021
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
                  FOR PERIOD ENDING SEPTEMBER 30, 2022
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

NOTE 3:  DEVELOPMENT STAGE OPERATIONS

As of September 30, 2022 the Company was in the development stages of operations. According to the Financial Accounting Standards Board of the
Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not yet commenced.

The Company did not expense any development costs as per donation or gift from the shareholders for the period from September 30, 2021 to September 30, 2022.

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

NOTE 5:  LONG TERM LIABILITIES - NOTES PAYABLE

In the minutes of the Company, the Company's officers and directors would pay the expenses of the Company up to June 30, 2023, or until the Company can pay its operation costs as determined by the Company's officers and directors.

After June 30, 2023, or after the Company can pay its operation costs as determined by the Company's officers and directors, then the Company would reimburse the officers and directors for any direct expenses paid into the Company.

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

2.  Research and Development Implementation
-------------------------------------------
The Company has, through its research and development as of September 30, 2022, developed criteria that gives the Company an advantage, and if such criteria is met, the horse has a 80% chance of earnings over $1 million.
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

                               ~~PAGE 13~~
---------------------------------------------------------------------------------------------
information currently available to the Company's management. When used in this report, the words "estimate," "project," "believe," "anticipate,"
"intend," "expect," "plan," "predict," "may," "should," "will," the negatives thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in those forward-looking statements. Factors that could cause actual results to differ materially from the Company's expectations will be set forth in the Company's Annual Report on Form 10-
K for the fiscal year ended June 30, 2023.

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

Economies of Scale

~Racing Numbers~

Horse racing numbers depicts the structure of the horse, the degrees and angles of connecting bones and tissues. The Company has developed a prototype race horse that the Company strives to obtain in its race horses. The Company has done breakthrough internal and external analysis giving the percentages (or odds) that a horse can race up to a grade one performance. Over the past 20 years and the Company racing its own race horses, the Company has perfected the angles and numbers associated with race horse success; however, we don't know what we don't know. While the
Company has established its prototype horses on eight different points, there will still be unforeseeable situations that may arise. While the

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

Item 4.  Controls and Procedures
================================

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company's management has evaluated, with the participation of its
Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure Controls and procedures (as defined in rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934, as amended) as of
September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting.

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

Nevada Classic Thoroughbreds, Inc.

Dated:  November 15, 2022       By:   /s/ Pamela Brimhall
                                ----------------------------------
                                Pamela Brimhall
                                Chief Accounting Officer
                                   and Acting Chief Financial Officer

                                By:  /s/ Pamela Brimhall
                                ----------------------------------
                                Pamela Brimhall
                                Chief Executive Officer

                               ~~PAGE 19~~